Form 10-Q
period 1996-03-31
HCIA INC
filed 1996-05-14
CIK 935001

                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the quarterly period ended March 31, 1996

                                     OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the transition period from ________________________ to _____________________

                        Commission File Number 0-25378

                                  HCIA Inc.

           (Exact name of registrant as specified in its charter)

            Maryland                                 52-1407998
   (State or other jurisdiction                   (I.R.S. Employer
        of incorporation)                       Identification Number)

300 East Lombard Street, Baltimore, Maryland            21202
  (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code   410 332-7532

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)0, and (2) has been subject to such filing requirements for the past 90 days.

                             Yes  X           No
                                ______           _____

Indicate the number of shares outstanding of each of the registrant's classes of common stock, at April 30, 1996.

Class: Common Stock                           Number of Shares: 8,989,607

Part 1.
Item 1. Financial Statements

                              HCIA INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                        MARCH 31, 1996 AND DECEMBER 31, 1995
                                    (in thousands)


			                           March 31,         Dec 31,
                                                     1996             1995
ASSETS                                            (Unaudited)
Current assets:
  Cash and cash equivalents......................  $  4,359          $  3,190
  Short-term investments.........................    20,582            23,280
  Trade accounts receivable, net of allowance for
    doubtful accounts of $542 in 1996 and $454
    in 1995......................................    18,222            16,623
  Prepaid expenses and other current assets......     2,858             2,236
                                                   --------           -------
   Total current assets..........................    46,021            45,329

Furniture and equipment, net.....................     6,356             6,576
Computer software costs, net.....................    12,297 	       11,012
Other intangible assets, net.....................    42,813            42,338
Deferred tax asset, net..........................     2,940 	        3,090
Other............................................	777 		   56
                                                   --------           -------
   Total assets..................................  $111,204          $108,401
                                                   ========          ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable................................  $  1,222          $    732
 Accrued salaries, benefits and other
   liabilities...................................     4,121             4,222
 Capital lease obligations.......................       125               174
 Notes payable...................................     1,529             2,265
 Income taxes payable............................     1,694             1,098
 Deferred revenue................................     2,281             1,167
                                                   --------          --------
   Total current liabilities.....................    10,972             9,658

 Notes payable...................................       699               699
                                                   --------          --------
   Total liabilities.............................    11,671            10,357
                                                   --------          --------
Stockholders' equity:
Common stock-$.01 par value;15,000,000 shares
  authorized; 8,989,607 issued and outstanding
  as of March 31, 1996...........................        90                90
Additional paid-in capital.......................   103,147           102,882
Accumulated deficit..............................    (3,662)           (4,953)
Cumulative unrealized (depreciation)/appreciation
  of short-term investments......................       (22)               44
Cumulative effect of currency translation
  adjustment.....................................       (20)	          (19)
                                                    --------           ------
    Total stockholders' equity...................    99,533            98,044
                                                    -------            ------
Total liabilities and stockholders' equity.......  $111,204          $108,401
                                                    =======           =======


                 See accompanying notes to consolidated financial statements.

                                HCIA INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                         Three months ended March 31, 1996 and 1995
                           (in thousands, except per share data)
                                       (Unaudited)

                                        		1996	     1995

Revenue............................................    $14,229      $8,749

Salaries, wages and benefits.......................      6,686       4,542
Other operating expenses...........................      3,303       2,479
Depreciation.......................................        518         262
Amortization.......................................      1,792       1,029
                                                       -------      ------
      Operating income.............................      1,930         437
Interest income....................................	   282         176
Interest expense...................................        (83)	       (25)
                                                       -------      ------
       Income before income taxes and minority
         interest in income of consolidated
         subsidiaries..............................      2,129         588
Provision for income taxes.........................       (838)       (238)
Minority interest in income of consolidated
  subsidiaries.....................................         -           (7)
                                                       -------      ------

       Net income..................................	$1,291      $  343
                                                       =======      =======

Net income per share...............................	$ 0.14      $ 0.05
                                                       =======      =======
Shares used in per share calculation...............	 9,460       6,508
                                                       =======      =======


         See accompanying notes to consolidated financial statements.

                                HCIA INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
                               Year ended December 31, 1995
                       and the three months ended March 31, 1996
                                      (in thousands)



                                                                           Cumulative
                                                                           Unrealized       Cumulative
                                                                          Appreciation/      Effect of
                                                Additional              (Depreciation) of     Currency        Total
                                        Common   Paid-in    Accumulated    Short-term        Translation    Stockholders'
                                         Stock    Capital     Deficit      Investments        Adjustment       Equity
BALANCE AT DECEMBER 31, 1994 		  $54 	 $36,876     $(2,548)       $   --               $(11)		$34,371
                                        -------  --------    ---------      ----------          --------       ---------
Sale of common stock to the public         36     66,006         --             --                 --            66,042
Net loss                                   --       --        (2,405)           --                 --            (2,405)
Effect of currency translation adjustment  --       --           --             --                 (8)               (8)
Unrealized appreciation of short-term
  investments                              --       --           --             44                 --                44
                                        -------  --------    ---------      ----------          --------       ---------

BALANCE AT DECEMBER 31, 1995               90     102,882      (4,953)          44                 (19)           98,044
                                        -------  --------    ---------      ----------          ---------      ----------
Exercise of stock options		   --         265        --   		--                  --   	     265
Net income		                   --       --          1,291		--                  --             1,291
Effect of currency translation
  adjustment                               --       --           --             --                  (1)               (1)
Unrealized (depreciation) of
  short-term investments		   --       --           --            (66)                 --	             (66)
                                        -------  ---------   ---------      ----------          ---------      ----------

BALANCE AT MARCH 31, 1996 (unaudited)   $  90    $103,147     $(3,662)       $ (22)	         $ (20)	          $99,533
                                        ======== =========   =========       =========          ==========     ===========

              See accompanying notes to consolidated financial statements.
                                            Page 3

                                HCIA INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                        Three months ended March 31, 1996 and 1995
                                      (in thousands)
                                       (Unaudited)



                                        	              1996	  1995
Cash flows from operating activities:
      Net income .......................................... $  1,291   $   343
      Adjustments to reconcile net income to net cash
         provided by operating activities:
            Depreciation and amortization..................    2,310     1,291
            Deferred tax provision.........................      150       -
            Changes in operating assets and liabilities:
               Accounts receivable.........................   (1,263)      174
               Income taxes payable........................      596       209
               Prepaid expenses............................	(553)     (169)
               Accounts payable............................	 403       808
               Accrued salaries, benefits and other
                 liabilities...............................     (317)      147
               Deferred revenue............................    1,114       531
               Minority interest...........................	   -   	     7
                                                             --------    -------
                  Net cash provided by operating
                    activities.............................	3,731    3,341
                                                             ---------   -------

Cash flows from investing activities:
      Purchases of furniture and equipment.................	 (892)    (678)
      Cost of acquisitions, net of cash acquired...........      (613)    (520)
      Computer software purchased or capitalized...........    (2,095)    (961)
      Other intangible assets purchased or capitalized.....      (352)    (258)
      Purchases of short-term investments..................   (15,112)       -
      Proceeds from disposals of short-term investments....    17,744        -
      Other................................................	 (721)     (12)
                                                             --------    -------
                    Net cash used in investing activities..    (2,041)  (2,429)

Cash flows from financing activities:
      Proceeds from exercise of stock options..............       265       -
      Proceeds from public offerings.......................	    -    25,753
      Repayments of notes payable..........................	 (736)      -
      Repayments of related party borrowings...............	    -    (1,300)
      Principal payments on capital leases.................	  (49)      (37)
                                                              --------    ------
                     Net cash provided by (used in)
                       financing activities................	 (520)   24,416
                                                              ---------   ------
Impact of currency fluctuations on cash and cash
  equivalents..............................................	   (1)      (11)
                                                              ---------   ------
Increase in cash and cash equivalents......................	1,169    25,317

Cash & cash equivalents - beginning of period..............	3,190       696
                                                              --------    ------

Cash & cash equivalents - end of period....................   $ 4,359    $26,013
                                                              ========    ======
Supplemental cash flow information - cash paid during period
                                     for interest             $    65 	 $   -
                                                              ========   =======
                                   - cash paid during period
                                     for income taxes          $    93 	 $   -
                                                              ========   =======

             See accompanying notes to consolidated financial statements.
                                      Page 4

                 HCIA INC. AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       March 31, 1996
                         (Unaudited)

(1)  Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles. In the opinion of management, these statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial position, results of operations, changes in stockholders' equity and cash flows for the periods presented. The results of operations for the three month period ended March 31, 1996 may not be indicative of the results that may be expected for the full year ending December 31, 1996. These financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of the Company for the year ended December 31, 1995 as contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (No. 0-25378).


(2)  Cash Equivalents

As of March 31, 1996, cash equivalents consist of highly liquid securities with original maturities of three months or less at the date acquired by the Company. The Company's short term investments consist of preferred stocks, variable rate debenture bonds and municipal bonds.

Item 2.


            MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Three months ended March 31, 1996 compared to three months ended March 31, 1995

Revenue. Revenue for the three months ended March 31,1996 was $14.2 million, an increase of $5.5 million or 63% over the three months ended March 31, 1995. The increase was primarily the result of a 77% increase in revenue from the sale of Decision Support Systems. Revenue from the sale of Decision Support Systems represented 83% of the revenue for the three months ended March 31, 1996 and Syndicated
Products represented the remaining 17% of revenue.

The increase in Decision Support Systems revenue was primarily the result of the Company's continued success in expanding its customer relationships in the provider and supplier markets, and as a result of the acquisitions of Datis Corporation ("Datis") and the CHAMP unit of William M. Mercer, Incorporated, ("CHAMP") both of which occurred after March 31, 1995.

Salaries, Wages and Benefits. Salaries, wages and benefits decreased to 47% of revenue for the three months ended March 31, 1996 from 52% for the three months ended March 31, 1995. This decrease was a result of the continued leveraging of the Company's historical investments in technology and basic infrastructure as revenue increased.

Other Operating Expenses. Other operating expenses, which include occupancy, travel, and marketing expenses, decreased to 23% of revenue for the three months ended March 31, 1996 from 28% for the three months ended March 31, 1995. This decrease was a result of certain of these expenses growing at a slower rate than revenue.

Depreciation and Amortization.   Depreciation and
amortization increased to 16% of revenue for the three months ended March 31,1996 from 15% for the three months ended March 31, 1995. This increase was a result of the additional amortization associated with the acquisitions of Datis and CHAMP as well as depreciation of other acquired assets.

Interest Income and Expense. Net interest income was $199,000 for the three months ended March 31, 1996 compared with net interest income of $151,000 for the three months ended March 31, 1995. This increase was the result of a higher invested balance in 1996.

Income Taxes. The Company's effective tax rate was 39.4% for the three months ended March 31, 1996 compared with 40.5% for the three months ended March 31, 1995. The decrease was the result of a portion of the Company's investments being placed in tax-exempt securities, as well as the tax benefit associated with the exercise of certain non-qualified stock options. This decrease was partially offset by an increase in non-deductible goodwill.

Liquidity and Capital Resources

In May 1995, the Company entered into a line of credit agreement with a bank providing for a borrowing capacity of $4.0 million. Borrowings bear interest at a fluctuating rate equal to the Bank's prime rate plus .25%. The Company also pays a commitment fee on the average daily unused portion of the line of credit at a rate of .25% per annum.
Borrowings are collateralized by the Company's accounts receivable. There were no borrowings under the line of credit as of March 31, 1996. The line of credit agreement expires on January 2, 1997.

PART II  Other Information

Item 5. Other Information

In May 1996, approximately 4.2 million shares of common stock of the Company were sold by AMBAC Inc. in a registered public offering. In connection with the offering, the Company granted the underwriters a 30-day option to purchase 415,951 shares of common stock at $51.00 per share. As of the date of this report 261,951 shares had been exercised. The Company did not receive any of the proceeds from the sale of the shares by AMBAC Inc.


Item 6. Exhibits and Reports on Form 8-K

 (a) The following are annexed as exhibits:

Exhibit Number                Description


11             Statement Re: Computation of earnings per share.


 (b) Reports on Form 8-K

     None

                         SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                   HCIA Inc.
                                   (Registrant)


Date:     May 13, 1996

                              By:
                                  ___________________________
                                   Barry C. Offutt
                                   Senior Vice President and
                                   Chief Financial Officer
                                   (principal financial officer)

                        EXHIBIT INDEX


Exhibit Number                                         Page

11   Statement Re:  Computation of earnings per share   11