Form 10-Q
period 1996-06-30
HCIA INC
filed 1996-08-13
CIK 935001

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934 For the Quarterly Period Ended June 30, 1996

                                                                  OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________________________ to
___________________.



                         Commission File Number 0-25378

                                   HCIA Inc.

             (Exact name of registrant as specified in its charter)



                   Maryland                           52-1407998

         (State or other jurisdiction              (I.R.S. Employer
               of incorporation)                Identification Number)

300 East Lombard Street, Baltimore, Maryland                       21202
  (Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code             (410) 895-7470


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.


                           Yes    X                         No
                               -------                          -------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, at August 1, 1996:

Class:   Common Stock                       Number of Shares: 9,274,387

                           HCIA INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      June 30, 1996 and December 31, 1995
                                 (in thousands)

Part 1
Item 1. Financial Statements

                                                                                   1996                        1995
                                                                                (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents..................................................   $  6,387                    $  3,190
  Short-term investments.....................................................     19,752                      23,280
  Trade accounts receivable, net of allowance for doubtful accounts
     of $868 in 1996 and $454 in 1995........................................     24,531                      16,623
  Prepaid expenses and other current assets..................................      3,167                       2,236
                                                                                 -------                     -------
   Total current assets......................................................     53,837                      45,329

Furniture and equipment, net.................................................      7,554                       6,576
Computer software costs, net.................................................     15,086                      11,012
Other intangible assets, net.................................................     43,012                      42,338
Deferred tax asset, net......................................................      3,697                       3,090
Other........................................................................        868                          56
                                                                                 -------                     -------
   Total assets..............................................................   $124,054                    $108,401
                                                                                 =======                     =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable............................................................   $  1,211                    $    732
 Accrued salaries, benefits and other liabilities............................      4,959                       4,222
 Capital lease obligations...................................................        116                         174
 Notes payable...............................................................      2,160                       2,265
 Income taxes payable........................................................      1,413                       1,098
 Deferred revenue............................................................      2,007                       1,167
                                                                                 -------                     -------
   Total current liabilities.................................................     11,866                       9,658

 Notes payable...............................................................         --                         699
                                                                                 -------                     -------
   Total liabilities.........................................................     11,866                      10,357
                                                                                 -------                     -------
Stockholders' equity:
Preferred stock-$.01 par value; authorized 500,000 shares; no shares
      issued and outstanding in 1996 and 1995................................         --                          --
Common stock-$.01 par value;15,000,000 shares authorized; issued and outstanding 9,274,387 as of June 30, 1996 and 8,955,932 as of
      December 31, 1995......................................................         92                          90
Additional paid-in capital...................................................    116,141                     102,882
Accumulated deficit..........................................................     (3,989)                     (4,953)
Cumulative unrealized (depreciation)/appreciation of short-term investments..        (32)                         44
Cumulative effect of currency translation adjustment.........................        (24)                        (19)
                                                                                 -------                     -------
    Total stockholders' equity...............................................    112,188                      98,044
                                                                                 -------                     -------
Total liabilities and stockholders' equity...................................   $124,054                    $108,401
                                                                                 =======                     =======



          See accompanying notes to consolidated financial statements.
                                     Page 1

                           HCIA INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three months ended June 30, 1996 and 1995
                     (in thousands, except per share data)
                                  (Unaudited)



                                                                                  1996                1995

Revenue......................................................................   $ 16,489           $ 12,256

Salaries, wages and benefits.................................................      6,871              5,621
Other operating expenses.....................................................      3,514              3,057
Depreciation.................................................................        572                393
Amortization.................................................................      1,923              1,276
Write-off of acquired in-process research and development costs..............      4,372                  -
                                                                                 -------             ------
      Operating income (loss) ...............................................       (763)             1,909
Interest income..............................................................        284                241
Interest expense ............................................................        (60)               (14)
                                                                                 -------             ------
       Income (loss) before income taxes and minority interest in income
          of consolidated subsidiaries.......................................       (539)             2,136
Benefit (provision) for income taxes.........................................        212               (951)
Minority interest in income of consolidated subsidiaries.....................          -                (21)
                                                                                 -------            -------
       Net income (loss).....................................................   $   (327)          $  1,164
                                                                                 =======            =======

Net income (loss) per share..................................................   $  (0.04)          $   0.15
                                                                                 =======            =======
Shares used in per share calculation.........................................      9,153              7,804
                                                                                 =======            =======


        See accompanying notes to consolidated financial statements.
                                   Page 2

                          HCIA INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                  Six months ended June 30, 1996 and 1995
                  (in thousands, except per share data)
                                (Unaudited)


                                                                                        1996              1995

Revenue......................................................................  $      30,718        $   21,005

Salaries, wages and benefits.................................................         13,558            10,163
Other operating expenses.....................................................          6,816             5,536
Depreciation.................................................................          1,090               655
Amortization.................................................................          3,716             2,305
Write-off of acquired in-process research and development costs..............          4,372                 -
                                                                                      ------            ------
      Operating income.......................................................          1,166             2,346
Interest income..............................................................            566               417
Interest expense ............................................................           (142)              (39)
                                                                                      ------            ------
       Income before income taxes and minority interest in income of
          consolidated subsidiaries..........................................          1,590             2,724
Provision for income taxes...................................................           (626)           (1,189)
Minority interest in income of consolidated subsidiaries.....................              -               (28)
                                                                                      ------            ------
       Net income............................................................  $         964        $    1,507
                                                                                      ======            ======

Net income per share.........................................................  $        0.10        $     0.21
                                                                                      ======            ======
Shares used in per share calculation.........................................          9,549             7,173
                                                                                      ======            ======



          See accompanying notes to consolidated financial statements.
                                 Page 3

                         HCIA INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF
                      CHANGES IN STOCKHOLDERS' EQUITY
             Year ended December 31, 1995 and the six months ended
                              June 30, 1996
                              (in thousands)




                                                                         Cumulative
                                                                         Unrealized    Cumulative
                                                                        Appreciation/   Effect of
                                              Additional               (Depreciation)   Currency         Total
                                    Common     Paid-In    Accumulated  of Short-term   Translation    Stockholders'
                                    Stock      Capital      Deficit     Investments    Adjustment        Equity

BALANCE AT
DECEMBER 31,
1994                                $ 54       $ 36,876   $ (2,548)     $     -          $  (11)      $   34,371
                                    ----       --------   --------      -------          ------       ----------
Sale of common
stock to the
public                                36         66,006          -            -               -           66,042

Net loss                               -              -     (2,405)           -               -           (2,405)

Effect of currency
translation
adjustment                             -              -          -            -              (8)              (8)

Unrealized
appreciation of
short-term
investments                            -              -          -           44               -               44
                                    ----       --------   --------      -------          ------       ----------
BALANCE AT
DECEMBER 31,
1995                                  90        102,882     (4,953)          44             (19)          98,044
                                    ----       --------   --------      -------          ------       ----------
Exercise of stock
options                                -            503          -            -               -              503

Sale of common
stock to the
public                                 2         12,756          -            -               -           12,758

Net income                             -              -        964            -               -              964

Effect of currency
translation
adjustment                             -              -          -            -              (5)              (5)

Unrealized
(depreciation) of
short-term
investments                            -              -          -          (76)              -              (76)
                                    ----       --------   --------      -------          ------       ----------
BALANCE AT
JUNE 30, 1996
(unaudited)                         $ 92      $ 116,141   $ (3,989)       $ (32)          $ (24)       $ 112,188
                                    ====      =========   ========      =======          ======       ==========

           See accompanying notes to consolidated financial statements.
                                      Page 4

                        HCIA INC. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                Six months ended June 30, 1996 and 1995
                          (in thousands)
                            (Unaudited)



                                                                                                 1996              1995

Cash flows from operating activities:
      Net income ..........................................................................    $  964             $  1,507
      Adjustments to reconcile net income to net cash
         provided by operating activities:
            Depreciation and amortization..................................................     4,806                2,960
            Write-off of acquired in-process research and development costs................     4,372                    -
            Deferred tax provision.........................................................      (386)                   -
            Changes in operating assets and liabilities:
               Accounts receivable.........................................................    (6,767)              (2,206)
               Income taxes payable........................................................       315                1,109
               Prepaid expenses............................................................      (485)                (308)
               Accounts payable............................................................       336                   19
               Accrued salaries, benefits and other liabilities............................      (110)                (811)
               Deferred revenue............................................................       629                  (10)
               Minority interest...........................................................         -                   29
                                                                                             ---------         ------------

                    Net cash provided by operating activities..............................     3,674                2,289
                                                                                             ---------         ------------

Cash flows from investing activities:
      Purchases of furniture and equipment.................................................    (2,369)              (1,650)
      Cost of acquisitions, net of cash acquired...........................................    (6,782)             (14,976)
      Computer software purchased or capitalized...........................................    (5,517)              (2,684)
      Other intangible assets purchased or capitalized.....................................      (820)                (453)
      Purchases of short-term investments..................................................   (45,329)                   -
      Proceeds from disposals of short-term investments....................................    48,781                    -
      Other................................................................................      (812)                 (28)
                                                                                             ---------         ------------
                    Net cash used in investing activities..................................   (12,848)             (19,791)
                                                                                             ---------         ------------

Cash flows from financing activities:
      Proceeds from exercise of stock options..............................................       503                    -
      Proceeds from public offerings.......................................................    12,758               25,675
      Borrowing from related party.........................................................         -                  600
      Repayments of notes payable..........................................................      (804)                 (71)
      Repayments of related party borrowings...............................................         -               (1,900)
      Principal payments on capital leases.................................................       (81)                (147)
                                                                                             ---------         ------------
                     Net cash provided by financing activities.............................    12,376               24,157
                                                                                             ---------         ------------

Impact of currency fluctuations on cash and cash equivalents..............................         (5)                  (4)
                                                                                             ---------         ------------
Increase in cash and cash equivalents .....................................................     3,197                6,651

Cash & cash equivalents - beginning of period..............................................     3,190                  696
                                                                                             ---------         ------------

Cash & cash equivalents - end of period....................................................   $ 6,387              $ 7,347
                                                                                             =========         ============

Supplemental cash flow information - cash paid during period for interest..................   $    72           $       79
                                                                                             =========         ============
                                   - cash paid during period for income taxes..............   $   699           $        -
                                                                                             =========         ============




             See accompanying notes to consolidated financial statements.
                                      Page 5

                         HCIA INC. AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             June 30, 1996
                             (Unaudited)


(1)      Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles. In the opinion of management, these statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial condition, results of operations, changes in stockholders' equity and cash flows for the periods presented. The results of operations for the three- and six-month periods ended June 30, 1996 may not be indicative of the results that may be expected for the full year ending December 31, 1996. These financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of the Company for the year ended December 31, 1995 as contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (1934 Act File No. 0-25378).

(2)      Public Offerings

On May 6, 1996, approximately 4.2 million shares of common stock of the Company were sold by AMBAC Inc. ("AMBAC") in a registered public offering. In connection with the offering, the Company sold 261,591 shares of common stock at $51.00 per share. The Company did not receive any of the proceeds from the sale of the shares by AMBAC.

(3)      Cash Equivalents

As of June 30, 1996, cash equivalents consist of highly liquid securities with original maturities of three months or less at the date acquired by the Company. The Company's short term investments consist of preferred stocks, variable rate debenture bonds and municipal bonds.

(4)      Acquisitions

In May 1996 the Company acquired Response Healthcare Information Management, Inc. ("Response") for approximately $6.2 million in cash. The acquisition has been accounted for using the purchase method of accounting and, accordingly, the assets acquired are valued at their estimated fair market value.

Item 2.


                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Six months ended June 30, 1996 compared to six months ended June 30, 1995

Revenue. Revenue for the six months ended June 30, 1996 was $30.7 million, an increase of $9.7 million or 46% over the six months ended June 30, 1995. The increase was primarily the result of a 49% increase in revenue from the sale of Decision Support Systems. Revenue from the sale of Decision Support Systems represented 81% of revenue for the first six months of 1996 and Syndicated Products represented the remaining 19% of revenue.

The increase in Decision Support Systems revenue was primarily the result of the Company's continued success in expanding its customer relationships in the provider and supplier markets, and as a result of the acquisitions of Datis Corporation ("Datis") and the CHAMP unit of William M. Mercer, Incorporated ("CHAMP").

Salaries, Wages and Benefits. Salaries, wages and benefits decreased to 44% of revenue for the six months ended June 30, 1996 from 48% for the six months ended June 30, 1995. This decrease was a result of the continued leveraging of the Company's historical investments in technology and basic infrastructure as revenue increased.

Other Operating Expenses. Other operating expenses, which include occupancy, travel and marketing expenses, decreased to 22% of revenue for the six months ended June 30, 1996 from 26% for the six months ended June 30, 1995. This decrease was a result of certain of these expenses growing at a slower rate than revenue.

Depreciation and Amortization. Depreciation and amortization increased to 16% of revenue for the six months ended June 30, 1996 from 14% of revenue for the six months ended June 30, 1995. The increase was a result of the additional amortization associated with the acquisitions of Datis and CHAMP as well as depreciation of other acquired assets.

Write-off of Acquired In-process Research and Development Costs. In connection with the acquisition of Response, the Company acquired Response's ongoing research and development activities. At the time of the acquisition, the Company recorded a one-time $4.4 million charge resulting from the write-off of the acquired in-process research and development costs.

Interest Income and Expense. Net interest income was $424,000 for the six months ended June 30, 1996 compared with net interest income of $378,000 for the six months ended June 30, 1995. This increase was the result of a higher invested balance in 1996.

Income Taxes. The Company's effective income tax rate was 39.4% for the six months ended June 30, 1995 compared with 43.6% for the six months ended June 30, 1995. The decrease was the result of a portion of the Company's investments being placed in tax-exempt securities, as well as the tax benefit associated with the exercise of certain non-qualified stock options. This decrease was partially offset by an increase in non-deductible goodwill and the non-deductible write-off of the acquired in-process research and development costs resulting from the Response acquisition.

Three months ended June 30, 1996 compared to three months ended June 30, 1995

Revenue. Revenue for the three months ended June 30,1996 was $16.5 million, an increase of $4.2 million or 35% over the three months ended June 30, 1995. The increase was primarily the result of a 28% increase in revenue from the sale of Decision Support Systems. Revenue from the sale of Decision Support Systems represented 79% of the revenue for the three months ended June 30, 1996 and Syndicated Products represented the remaining 21% of revenue.

The increase in Decision Support Systems revenue was primarily the result of the Company's continued success in expanding its customer relationships in the provider and supplier markets, and as a result of the acquisition of CHAMP.

Salaries Wages and Benefits. Salaries, wages and benefits decreased to 42% of revenue for the three months ended June 30, 1996 from 46% for the three months ended June 30, 1995. This decrease resulted from leveraging the Company's historical investments in technology and basic infrastructure as revenue increased.

Other Operating Expenses. Other operating expenses, which include occupancy, travel, and marketing expenses, decreased to 21% of revenue for the three months ended June 30, 1996 from 25% for the three months ended June 30, 1995. This decrease was a result of certain of these expenses growing at a slower rate than revenue.

Depreciation and Amortization. Depreciation and amortization increased to 15% of revenue for the three months ended June 30, 1996 from 13% for the three months ended June 30, 1995. This increase was a result of the additional amortization associated with the acquisitions of Datis and CHAMP as well as depreciation of other acquired assets.

Write-off of Acquired In-process Research and Development Costs. In connection with the acquisition of Response, the Company acquired Response's ongoing research and development activities. At the time of the acquisition, the Company recorded a one-time $4.4 million charge resulting from the write-off of the acquired in-process research and development costs.

Income Taxes. The Company's effective tax rate was 39.3% for the three months ended June 30, 1996 compared with 44.5% for the three months ended June 30, 1995. The decrease was the result of a portion of the Company's investments being placed in tax-exempt securities, as well as the tax benefit associated with the exercise of certain non-qualified stock options. This decrease was partially offset by an increase in non-deductible goodwill.

Liquidity and Capital Resources


In May 1995, the Company entered into a line of credit agreement with a bank providing for a borrowing capacity of $4.0 million. Borrowings bear interest at a fluctuating rate equal to the Bank's prime rate plus 0.25%. The Company also pays a commitment fee on the average daily unused portion of the line of credit at a rate of 0.25% per annum. Borrowings are collateralized by the Company's accounts receivable. There were no borrowings under the line of credit as of June 30, 1996. This line of credit was terminated effective August 8, 1996.

On August 8, 1996, the Company obtained a credit facility from First Union National Bank of North Carolina ("First Union") totaling $100 million, consisting of a $50 million term loan and a $50 million revolving line of credit. Borrowings bear interest at varying rates based on an index tied to First Union's prime rate or LIBOR. The Company will pay a commitment fee on the average daily unused portion of the facility at a rate from 0.25% to 0.375% per annum, depending on the Company's debt/cash flow ratio. The Company has drawn down the entire $50 million term loan and $36 million of the revolving line of credit in connection with its recent acquisition of LBA Health Care Management, Inc. ("LBA"), and intends to repay the borrowings with a portion of the net proceeds to the Company of a public offering of 2,000,000 shares of common stock. The Company will then maintain a $50 million revolving line of credit for general corporate purposes, including future acquisitions and working capital requirements. Borrowings are collateralized by substantially all of the Company's assets.

In May 1996, the Company acquired all of the capital stock of Response for approximately $6.2 million in cash. The acquisition has been accounted for using the purchase method of accounting, and, accordingly, the assets have been valued at their estimated fair market value.

On August 9, 1996, the Company acquired LBA for approximately $130 million, $100 million of which was paid in cash and $30 million of which was paid through the delivery of 492,961 shares of common stock of the Company. See Part II, Item 5 - Other Information.

PART II  Other Information

Item 5. Other Information

On August, 9 1996, the Company acquired LBA for approximately $130 million, $100 million of which was paid in cash and $30 million of which was paid through the delivery of 492,961 shares of common stock of the Company.

In July 1996, the Company filed a registration statement covering the sale of 2,000,000 shares of common stock by the Company and 216,696 shares acquired by certain former stockholders of the parent company of LBA. The Company will not receive any of the proceeds from the sale of the shares of common stock sold by the selling stockholders. In addition, the Company has granted the underwriters of the offering an option to purchase an additional 332,505 shares of common stock to cover over-allotments, if any.

Item 6-Exhibits and Reports on Form 8-K

(a) The following are annexed as exhibits:

Exhibit Number                              Description

11                         Statement Re: Computation of Earnings per share.


(b) Reports on Form 8-K

The Company filed a report on Form 8-K dated July 19, 1996, which was amended on August 13, 1996.

                                   SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              HCIA Inc.
                                              (Registrant)


Date:    August 13, 1996

                                    By:      /s/ Barry C. Offutt
                                             ________________________________
                                             Barry C. Offutt
                                             Senior Vice President and
                                             Chief Financial Officer
                                             (principal financial officer)

                              EXHIBIT INDEX


Exhibit Number                                                      Page


11       Statement Re:  Computation of Earnings per share            13