Form 10-Q
period 1996-09-30
HCIA INC
filed 1996-11-14
CIK 935001

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934 For the Quarterly Period Ended September 30, 1996

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


                           Yes  X               No
                               ---                 ---

Indicate the number of shares outstanding of each of the registrant's classes of common stock, at November 1, 1996:

Class:   Common Stock                               Number of Shares: 11,775,026

                           HCIA INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
                                 (in thousands)

Part 1
Item 1. Financial Statements

                                                                                    1996               1995
                                                                                 (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents......................................................  $ 21,538          $  3,190
  Short-term investments.........................................................     6,615            23,280
  Trade accounts receivable, net of allowance for doubtful accounts
   of $831 in 1996 and $454 in 1995..............................................    26,656            16,623
  Prepaid expenses and other current assets......................................     4,457             2,236
  Income tax receivable..........................................................       601                --
  Deferred compensation funds held in trust......................................    29,909                --
                                                                                   --------          --------
   Total current assets..........................................................    89,776            45,329


Furniture and equipment, net.....................................................    10,163             6,576
Computer software costs, net.....................................................    17,418            11,012
Other intangible assets, net.....................................................   107,084            42,338
Net deferred tax asset...........................................................    17,670             3,090
Other............................................................................       897                56
Deferred compensation funds held in trust........................................     3,801                --
                                                                                   --------          --------
   Total assets..................................................................  $246,809          $108,401


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable................................................................  $  1,782          $    732
 Accrued salaries, benefits and other liabilities................................     5,589             4,222
 Capital lease obligations.......................................................       152               174
 Notes payable...................................................................     1,622             2,265
 Income taxes payable............................................................       200             1,098
 Deferred revenue................................................................     1,370             1,167
 Acquired deferred compensation liability .......................................    35,232                --
                                                                                   --------          --------
   Total current liabilities.....................................................    45,947             9,658

 Notes payable...................................................................        --               699
 Acquired deferred compensation liability........................................     3,801                --
                                                                                   --------          --------
   Total liabilities.............................................................    49,748            10,357
                                                                                   --------          --------
Stockholders' equity:
Common stock-$.01 par value;50,000,000 shares authorized; issued and outstanding 11,775,026 as of September 30, 1996 and 8,955,932 as of
       December 31, 1995.........................................................       118                90
Additional paid-in capital.......................................................   249,512           102,882
Deferred compensation shares held in trust.......................................    (5,323)               --
Accumulated deficit..............................................................   (47,222)           (4,953)
Cumulative unrealized (depreciation)/appreciation of short-term investments......        (2)               44
Cumulative effect of currency translation adjustment.............................       (22)              (19)
                                                                                   --------          --------
    Total stockholders' equity...................................................   197,061            98,044
                                                                                   --------          --------
Total liabilities and stockholders' equity.......................................  $246,809          $108,401
                                                                                   ========          ========

          See accompanying notes to consolidated financial statements.

                           HCIA INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 Three months ended September 30, 1996 and 1995
                     (in thousands, except per share data)
                                  (Unaudited)

                                                                             1996         1995
Revenue..................................................................  $ 18,684      $ 13,220

Salaries, wages and benefits.............................................     8,245         5,859
Other operating expenses.................................................     4,703         3,021
Depreciation.............................................................       683           510
Amortization.............................................................     2,926         1,341
Write-off of acquired in-process research and development costs..........    41,507            --
                                                                           --------      --------
      Operating income (loss) ...........................................   (39,380)        2,489
Interest income..........................................................       244           382
Interest expense ........................................................       294            65
                                                                           --------      --------
       Income (loss) before income taxes and minority interest in income
          of consolidated subsidiaries...................................   (39,430)        2,806
Provision for income taxes...............................................     3,803         1,150
Minority interest in income of consolidated subsidiaries.................        --           (38)
                                                                           --------      --------
       Net income (loss).................................................  $(43,233)     $  1,618
                                                                           ========      ========

Net income (loss) per share..............................................  $  (4.13)     $   0.19
                                                                           ========      ========
Shares used in per share calculation.....................................    10,466         8,586
                                                                           ========      ========

          See accompanying notes to consolidated financial statements.

                           HCIA INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 Nine months ended September 30, 1996 and 1995
                     (in thousands, except per share data)
                                  (Unaudited)

                                                                                1996         1995
Revenue...................................................................    $ 49,402      $34,225

Salaries, wages and benefits..............................................      21,803       16,022
Other operating expenses..................................................      11,520        8,559
Depreciation..............................................................       1,772        1,165
Amortization..............................................................       6,642        3,646
Write-off of acquired in-process research and development costs...........      45,879           --
                                                                              --------      -------
      Operating income (loss).............................................     (38,214)       4,833
Interest income...........................................................         811          799
Interest expense .........................................................         437          104
                                                                              --------      -------
       Income (loss) before income taxes and minority interest in income
          of consolidated subsidiaries....................................     (37,840)       5,528
Provision for income taxes................................................       4,429        2,339
Minority interest in income of consolidated subsidiaries..................          --          (64)
                                                                              --------      -------
       Net income (loss)..................................................    $(42,269)     $ 3,125
                                                                              ========      =======

Net income (loss) per share...............................................    $  (4.43)     $  0.41
                                                                              ========      =======
Shares used in per share calculation......................................       9,533        7,661
                                                                              ========      =======

                See accompanying notes to financial statements.

                           HCIA INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF
                        CHANGES IN STOCKHOLDERS' EQUITY
             Year ended December 31, 1995 and the nine months ended
                               September 30, 1996
                                 (in thousands)


                                                                                     Cumulative
                                                                                     Unrealized         Cumulative
                                                                                    Appreciation/       Effect of
                                      Additional                                  (Depreciation) of      Currency        Total
                          Common       Paid-in      Shares Held    Accumulated       Short-term         Translation   Stockholders'
                          Stock        Capital       in Trust        Deficit         Investments        Adjustment       Equity


BALANCE AT
DECEMBER 31,
1994                     $     54      $  36,876     $       --    $   (2,548)        $       --         $    (11)      $ 34,371
                         --------      ---------     ----------    ----------         ----------         --------       --------

Sale of common
stock to the public            36         66,006             --            --                 --               --         66,042

Net loss                       --             --             --        (2,405)                --               --         (2,405)

Effect of currency
translation
adjustment                     --             --             --            --                 --               (8)            (8)

Unrealized
appreciation of short-
term investments               --             --             --            --                 44               --             44
                         --------      ---------     ----------    ----------         ----------         --------       --------
BALANCE AT
DECEMBER 31,
1995                           90        102,882             --        (4,953)                44              (19)        98,044
                         --------      ---------     ----------    ----------         ----------         --------       --------
Exercise of stock
options                        --            506             --            --                 --               --            506

Sale of common
stock to the public            23        116,286             --            --                 --               --        116,309

Tax benefits related
to stock options               --          1,128             --            --                 --               --          1,128

Issuance of stock in
connection with the
LBA acquisition                 5         28,710             --            --                 --               --         28,715

Shares held in trust                                     (5,323)                                                          (5,323)

Net loss                       --             --             --        (42,269)               --               --        (42,269)

Effect of currency
translation
adjustment                     --             --             --            --                 --               (3)            (3)

Unrealized
(depreciation) of
short-term
investments                    --             --             --            --                (46)              --            (46)
                         --------      ---------     ----------    ----------         ----------         --------       --------

BALANCE AT
SEPTEMBER 30,
1996 (unaudited)         $    118      $ 249,512     $   (5,323)   $  (47,222)        $       (2)        $    (22)      $197,061
                         ========      =========     ==========    ==========         ==========         ========       ========

          See accompanying notes to consolidated financial statements.

                           HCIA INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Nine months ended September 30, 1996 and 1995
                                 (in thousands)
                                  (Unaudited)

                                                                                     1996          1995
Cash flows from operating activities:
      Net income (loss) ........................................................  $ (42,269)     $  3,125
      Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
            Depreciation and amortization.......................................      8,414         4,811
            Write-off of acquired in-process research and development costs.....     45,879            --
            Deferred tax provision..............................................      4,175         1,082
            Changes in operating assets and liabilities:
               Accounts receivable..............................................     (6,860)       (5,141)
               Income taxes payable.............................................     (1,098)          634
               Income taxes receivable..........................................       (601)           --
               Prepaid expenses.................................................       (973)       (1,098)
               Accounts payable.................................................       (755)         (122)
               Accrued salaries, benefits and other liabilities.................       (407)         (275)
               Deferred revenue.................................................         (8)       (1,405)
               Minority interest................................................         --            64
                                                                                  ---------      --------
                    Net cash provided by operating activities...................      5,497         1,675
                                                                                  ---------      --------
Cash flows from investing activities:
      Purchases of furniture and equipment......................................     (4,127)       (2,073)
      Cost of acquisitions, net of cash acquired................................   (133,253)      (14,976)
      Computer software purchased or capitalized................................     (8,867)       (4,487)
      Other intangible assets purchased or capitalized..........................     (1,303)         (617)
      Purchases of short-term investments.......................................    (59,640)      (47,385)
      Proceeds from disposals of short-term investments.........................     76,259        15,975
      Other.....................................................................       (841)           38
                                                                                   --------      --------
                    Net cash used in investing activities.......................   (131,772)      (53,525)
                                                                                   --------      --------
Cash flows from financing activities:
      Proceeds from exercise of stock options...................................        506            --
      Proceeds from public offerings............................................    117,437        65,993
      Issuance of stock for acquisition.........................................     28,715            --
      Acquisition related borrowings............................................     86,000            --
      Repayment of acquisition related borrowings...............................    (86,000)           --
      Fees paid to establish credit facilities..................................       (510)           --
      Borrowing from related party..............................................         --           800
      Repayments of notes payable...............................................     (1,342)         (144)
      Repayments of related party borrowings....................................         --        (1,900)
      Principal payments on capital leases......................................       (180)         (286)
                                                                                   --------      --------
                     Net cash provided by financing activities..................    144,626        64,463
                                                                                   --------      --------

Impact of currency fluctuations on cash and cash equivalents....................         (3)           (4)
                                                                                   --------      --------
Increase in cash and cash equivalents ..........................................     18,348        12,609

Cash & cash equivalents - beginning of period...................................      3,190           696
                                                                                   --------      --------
Cash & cash equivalents - end of period.........................................   $ 21,538      $ 13,305
                                                                                   ========      ========

Supplemental cash flow information - cash paid during period for interest          $    351      $    610
                                                                                   ========      ========
                                   - cash paid during period for income taxes      $    825      $    127
                                                                                   ========      ========

          See accompanying notes to consolidated financial statements.

                           HCIA INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1996
                                   (Unaudited)


(1)      Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles. In the opinion of management, these statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial condition, results of operations, changes in stockholders' equity and cash flows for the periods presented. The results of operations for the three- and nine-month periods ended September 30, 1996 may not be indicative of the results that may be expected for the full year ending December 31, 1996. These financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of the Company for the year ended December 31, 1995 as contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 (1934 Act File No. 0-25378).

(2)      Public Offerings

On May 6, 1996, approximately 4.2 million shares of common stock of the Company were sold by AMBAC Inc. ("AMBAC") in a registered public offering. In connection with the offering, the Company sold 261,591 shares of common stock at $51.00 per share. The Company did not receive any of the proceeds from the sale of the shares by AMBAC Inc.

On August 14, 1996, approximately 2.2 million shares of common stock of the Company were sold at $54.125 per share in a registered public offering. Of these shares, 216,696 were sold by certain selling stockholders. The remaining shares were sold by the Company. The Company did not receive any of the proceeds from the sale of shares by the selling stockholders

(3)      Cash Equivalents

As of September 30, 1996, cash equivalents consist of highly liquid securities with original maturities of three months or less at the date acquired by the Company. The Company's short term investments consist of money market funds, variable rate debenture bonds and municipal bonds.

(4)      Acquisitions

In May 1996, the Company acquired Response Healthcare Information Management, Inc. ("Response") for approximately $6.2 million in cash. In August 1996, the Company acquired LBA Health Care Management, Inc. ("LBA") for approximately $130 million. The Company paid $100 million in cash and approximately $30 million through delivery of 492,961 shares of the Company's common stock. These acquisitions have been accounted for using the purchase method of accounting and, accordingly, the assets acquired are valued at their estimated fair market value.

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Nine months ended September 30, 1996 compared to nine months ended September 30, 1995

Revenue. Revenue for the nine months ended September 30, 1996 was $49.4 million, an increase of $15.2 million or 44% over the nine months ended September 30, 1995. The increase was primarily the result of a 48% increase in revenue from the sale of Decision Support Systems. Revenue from the sale of Decision Support Systems represented 81% of revenue for the first nine months of 1996 and Syndicated Products represented the remaining 19% of revenue.

The increase in Decision Support Systems revenue was primarily the result of the Company's continued success in expanding its customer relationships in the provider market, and as a result of the acquisitions of Datis Corporation ("Datis"), the CHAMP unit of William M. Mercer, Incorporated ("CHAMP"), and LBA.

Salaries, Wages and Benefits. Salaries, wages and benefits decreased to 44% of revenue for the nine months ended September 30, 1996 from 47% for the nine months ended September 30, 1995. This decrease was a result of the continued leveraging of the Company's historical investments in technology and basic infrastructure as revenue increased.

Other Operating Expenses. Other operating expenses, which include occupancy, travel and marketing expenses, decreased to 23% of revenue for the nine months ended September 30, 1996 from 25% for the nine months ended September 30, 1995. This decrease was a result of certain of these expenses growing at a slower rate than revenue.

Depreciation and Amortization. Depreciation and amortization increased to 17% of revenue for the nine months ended September 30, 1996 from 14% of revenue for the nine months ended September 30, 1995. The increase was a result of the additional amortization associated with the acquisitions of Datis, CHAMP, Response and LBA as well as depreciation of other acquired assets.

Write-off of Acquired In-process Research and Development Costs. In connection with the acquisitions of Response and LBA, the Company acquired ongoing research and development activities. At the time of these acquisitions the Company recorded one-time charges of approximately $4.4 million and $41.5 million resulting form the write-off of the acquired in-process research and development activities of Response and LBA, respectively.

Income Taxes. The Company's effective tax rate was (11.7%) for the nine months ended September 30, 1996 compared with 42.3% for the nine months ended September 30, 1995. This change resulted primarily from the increase in non-deductible goodwill amortization and the non-deductible write-off of in-process research and development costs acquired in the Response and LBA acquisitions.

Three months ended September 30, 1996 compared to three months ended September 30, 1995

Revenue. Revenue for the three months ended September 30,1996 was $18.7 million, an increase of $5.4 million or 41% over the three months ended September 30, 1995. The increase was primarily the result of a 47% increase in revenue from the sale of Decision Support Systems. Revenue from the sale of Decision Support Systems represented 81% of the revenue for the three months ended September 30, 1996 and Syndicated Products represented the remaining 19% of revenue.

The increase in Decision Support Systems revenue was primarily the result of the Company's continued success in expanding its customer relationships in the provider market, and as a result of the acquisitions of CHAMP and LBA.

Salaries Wages and Benefits. Salaries, wages and benefits were 44% of revenue for each of the three month periods ended September 30, 1996 and 1995.

Other Operating Expenses. Other operating expenses, which include occupancy, travel, and marketing expenses, increased to 25% of revenue for the three months ended September 30, 1996 from 23% for the three months ended September 30, 1995. This increase was a result of certain of these expenses, including marketing and travel, growing at a faster rate than revenue.

Depreciation and Amortization. Depreciation and amortization increased to 19% of revenue for the three months ended September 30, 1996 from 14% for the three months ended September 30, 1995. This increase was a result of the additional amortization and depreciation associated with the acquisitions of CHAMP, Response and LBA.

Write-off of Acquired In-process Research and Development Costs. In connection with the acquisition of LBA, the Company acquired LBA's ongoing research and development activities. At the time of the acquisition, the Company recorded a one-time charge of $41.5 million resulting from the write-off of the acquired in-process research and development costs.

Interest Income and Expense. Net interest expense was $50,000 for the three months ended September 30, 1996 compared with net interest income of $317,000 for the three months ended September 30, 1995. This change was the result of a lower invested balance in 1996 and interest expense incurred in connection with the LBA acquisition.

Income Taxes. The Company's effective tax rate was (9.6%) for the three months ended September 30, 1996 compared with 41.0% for the three months ended
September  30,  1995.  This  change  resulted  primarily  from the  increase  in non-deductible goodwill amortization and the non-deductible write-off of in-process research and development costs acquired in the Response and LBA acqusitions.

Liquidity and Capital Resources

In August 1996, the Company obtained a credit facility from First Union National Bank of North Carolina ("First Union") totaling $100 million, consisting of a $50 million term loan and a $50 million revolving line of credit. The Company drew down the entire $50 million term loan and approximately $36 million of the revolving line of credit in connection with its acquisition of LBA. The Company subsequently repaid these borrowings with a portion of the proceeds from its August 1996 public offering of 2.2 million shares of its Common Stock. The Company maintains the $50 million revolving line of credit with First Union for general corporate purposes including future acquisitions and working capital requirements. Borrowings under this line are collaterized by substantially all of the Company's assets, and bear interest at varying rates based on an index tied to First Union's prime rate or LIBOR. The Company will pay a commitment fee on the average daily unused portion of the facility at a rate from 0.25% to 0.375% per annum, depending on the Company's debt/cash flow ratio. There were no borrowings outstanding as of September 30, 1996.

In May 1996, the Company acquired all of the capital stock of Response for approximately $6.2 million in cash. In August 1996, the Company acquired LBA for approximately $130 million, $100 million of which was paid in cash and approximately $30 million of which was paid through the delivery of 492,961 shares of common stock of the Company.

PART II  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

             The Annual Meeting of Stockholders of the Company was held at 11:00 a.m., Baltimore time, on August 9, 1996 at the corporate headquarters of the Company, Baltimore, Maryland. The following is a summary of the votes cast as to the propositions presented:

         Proposal No. 1.  The election as directors of all nominees named below.

         DIRECTORS:                      FOR                       WITHHELD

         George D. Pillari               7,895,923                 20,735
         Richard Dulude                  7,895,853                 20,805
         Richard A. Berman               7,875,613                 41,045
         Mark C. Rogers                  7,894,423                 22,235

         CONTINUING DIRECTORS:

         W. Grant Gregory
         Phillip B. Lassiter
         Carl J. Schramm

         Proposal No. 2. The approval of an amendment of the Articles of Incorporation increasing the authorized shares of Common Stock to 50,000,000 shares.

         FOR               AGAINST          ABSTAIN           NONVOTED

         6,151,180         1,557,533        77,635            130,310

         Proposal No. 3. The approval of amendments to the 1994 Stock and Incentive Plan.

         FOR               AGAINST          ABSTAIN           NONVOTED

         4,971,644         2,065,061        80,929            799,024

         Proposal No. 4. The approval of amendments to the 1995 Non-Employee Directors Stock Option Plan.

         FOR               AGAINST          ABSTAIN           NONVOTED

         6,632,452         404,793          80,389            799,024

         Proposal No. 5. The ratification of the appointment of KPMG Peat Marwick LLP to serve as the Company's independent public accountants for the fiscal year ending December 31, 1996.

         FOR               AGAINST          ABSTAIN

         7,844,137         3,616            68,905

Item 6-Exhibits and Reports on Form 8-K

 (a) The following are annexed as exhibits:

Exhibit Number                              Description
--------------             -----------------------------------------------

11                         Statement Re: Computation of earnings per share.


 (b) Reports on Form 8-K


            The  following  Reports on Form 8-K were  filed in  connection with
the  Company's   acquisition  of   HealthVISION,   Inc.  ("HVI")  and  its
wholly-owned subsidiary, LBA.

                   Form 8-K - dated July 19, 1996

                   Form 8-K/A-1 - filed August 13, 1996

            The above summarized the terms of the acquisition of HVI and LBA and contained the following financial statements:

                   Financial statements of Datis Corporation
                   Financial statements of the National Health Analysis Unit of
                       William M. Mercer, Incorporated
                   Financial statements of HVI

            On October 23, 1996, the Company filed a Form 8-K/A-2 containing the above-referenced financial statements, as well as financial statements of LBA and certain pro forma financial statements, which had been previously filed as part of the Company's Registration Statement on Form S-3 (File No. 333-08639).

                                   SIGNATURES

           Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           HCIA Inc.
                                           (Registrant)


Date:  November 14, 1996

                                           By: ________________________________
                                               Barry C. Offutt
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (principal financial officer)

                                  EXHIBIT INDEX


Exhibit Number                                                          Page
--------------                                                          ----

11       Statement Re:  Computation of Earnings per share                 14