Form 10-K
period 1996-12-31
HCIA INC
filed 1997-03-28
CIK 935001

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K

          [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 1996

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                For the transition period from _______ to _______

                         Commission file number 0-25378

                                   HCIA Inc.
             (Exact name of registrant as specified in its charter)


           Maryland                                      52-1407998
(State or other jurisdiction of
incorporation or organization)              (I.R.S. employer identification no.)

300 East Lombard Street, Baltimore, MD                      21202
(Address of Principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code (410) 895-7470

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:



                          Common Stock, $.01 par value
                                (Title of class)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X     No
                                                ---       ---

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the Common Stock, $.01 par value, held by non-affiliates of the registrant based on the closing sales price of the Common Stock as quoted on the National Association of Securities Dealers, Inc. National Market System as of February 28, 1997 was $396,075,220.

         The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of February 28, 1997 was 11,833,656.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement for the 1997 Annual Meeting of Stockholders are incorporated by reference into Part III.

                                     PART I

Item 1.           Business.

Background

                  HCIA Inc. ("HCIA" or the "Company") was incorporated in Maryland in 1985. In 1988, all of the then outstanding capital stock of the Company was acquired by Citicorp Financial Guaranty Holdings, Inc. which subsequently transferred the stock to AMBAC Inc. ("AMBAC"). AMBAC is a publicly held holding company that through its affiliates provides financial guarantee insurance and financial services to both public and private clients. From 1988 until HCIA's initial public offering, AMBAC provided additional capital and financing for the growth of the Company. In March 1992, HCIA acquired substantially all of the assets of the Information Strategies division of McGraw-Hill, Inc. and certain assets of the commercial products division of the SysteMetrics subsidiary of McGraw-Hill, Inc. (collectively, "MHI"). The business of MHI acquired by the Company had revenue for the fiscal year ended December 31, 1991 of approximately $4.8 million. In April 1992, the Company acquired all of the outstanding capital stock of Healthcare Knowledge Resources, Inc. ("HKR"), a health care information company with revenue for the fiscal year ended June 30, 1991 of approximately $12.2 million. The acquisition of HKR provided the Company with a perpetual and exclusive license (subject to certain conditions) to the International Classification of Clinical Services System (the "ICCS System"), a proprietary classification system for tracking and measuring the use of medical resources, and the database developed by the Commission on Professional and Hospital Activities ("CPHA"). See "-- Decision Support Systems." During the first quarter of 1995, HCIA completed an initial public offering of approximately 2.0 million newly issued shares of Common Stock. Subsequent to the offering, in April 1995, the Company acquired all of the outstanding capital stock of Datis Corporation, a health care information company with revenue for the twelve months ended December 31, 1994 of approximately $6.9 million. In August 1995, HCIA sold 1.5 million newly issued shares and AMBAC sold approximately 1.1 million shares of Common Stock at $28.50 per share in a combined public offering.

                  In December 1995, the Company acquired the assets constituting the CHAMP unit of William M. Mercer, Incorporated ("CHAMP"), which provides a database service for the analysis of health care costs to employers, for $17.5 million in cash. In May 1996, the Company acquired Response Healthcare Information Management, Inc. ("Response"), a patient-centered data collection company, for approximately $6.3 million in cash. In August 1996, the Company acquired LBA Health Care Management, Inc. ("LBA"), a health care information company combining data collection, benchmarking and decision support tools with a clinical implementation management team, for approximately $128.8 million, $100.1 million of which was paid in cash and $28.7 million of which was paid by the delivery of Common Stock. In December 1996, the Company acquired all of the capital stock of HealthChex, Inc. ("HealthChex"), which provides physician profiling and medical claims review systems to health care providers and payors, for $11.5 million in cash. In addition to the acquisitions described above, the Company has also acquired a number of smaller companies and business lines, including several acquisitions in Europe. During 1996, the Company completed two additional public offerings. In May 1996, AMBAC sold the remaining shares of Common Stock it held, and the Company sold an additional 261,951 shares of Common Stock, at a per share price of $51.00. In August 1996, the Company sold approximately 2.0 million shares of Common Stock, at a per share price of $54.125, to repay bank indebtedness incurred in connection with the acquisition of LBA.

General

                  HCIA is a leading health care information content company that develops and markets integrated clinical information systems and products. The Company's systems and products range from standardized databases to highly focused decision support systems that assist its customers in evaluating the efficacy and economics of health care delivery. HCIA currently sells its decision support systems to more than 470 customers, including hospitals, integrated delivery systems, self-insured employers, pharmaceutical companies and managed care organizations. The Company's syndicated products are sold to over 7,000 customers. During 1996, revenue from the sale of decision support systems represented 82% of revenue and syndicated products represented the remaining 18% of revenue. As a result of its unique ability to integrate health care data collected from numerous sources and across varied treatment settings, the Company believes that it is well positioned to offer the information systems and products necessary to continue to increase average revenue per customer through the sale of more sophisticated and comprehensive decision support systems.

                  By utilizing its core collection of proprietary data standardization methodologies, value-added clinical measurement tools and databases, including the ICCS System(TM), HCIA creates clinical information systems and products from its many large and disparate data streams. The ICCS System(TM) allows for the standardization and comparison of detailed clinical data across a broad range of data sources. The Company's proprietary disease management methodologies link the costs, quality, utilization and outcomes of medical services delivered to patients in various clinical settings. These methodologies and technical resources permit the Company to provide a level of clinical information which is substantially more detailed and useful in modifying clinical practice patterns than information derived from traditional health care data sources.

Decision Support Systems

                  HCIA offers a range of decision support systems, which are utilized by each of the three major health care market constituencies. Providers, such as hospitals, physician groups and integrated delivery systems, use the Company's decision support systems to measure and analyze the cost and quality of medical interventions. The Company's entry-level systems provide customers with competitor specific information such as market share by specialty, local market utilization rates compared with regional and national norms and customer specific analyses of product line and physician level resource consumption. High-end decision support systems incorporate benchmarks for specific medical resource consumption and are designed to help providers understand the best practice for a medical intervention. Buyers, such as managed care organizations, indemnity insurers and self-insured employers, utilize the information and analyses on medical resource usage and outcomes derived from the Company's decision support systems to select and monitor the performance of network providers, channel specific types of patients towards the most clinically effective providers, and negotiate fair prices and appropriate utilization criteria, as well as to manage the overall health status of a covered population. Suppliers, such as pharmaceutical, biotechnology and medical supply and device companies, utilize the Company's decision support systems in market analysis, product positioning and pharmacoeconomic analysis. Pharmacoeconomic analysis provides suppliers with information needed to measure the specific benefit/cost and outcome of an individual product against those of competing products, alternative therapies or, in the case of a new drug or product, the status quo therapy.

                  The Company's entry-level systems are generally priced from $25,000 annually, while high-end systems are generally priced from $250,000 to more than $1.0 million annually. HCIA has also entered into a number of strategic relationships with state hospital associations, business partners such as HBO & Company ("HBOC") and Cerner Corporation ("Cerner"), and large users of data such as Cigna Healthcare, Amgen Inc. and Columbia/HCA.

                  Most of HCIA's decision support systems are based on a combination of the Company's Databridge(TM) collection of databases and data handling technologies, Solesource(TM) desktop analytical software, and clinical implementation management team.

                  Databridge(TM). Databridge(TM) is HCIA's collection of proprietary databases and data-handling technologies. A typical decision support system customer submits data in an electronic, computer-readable format. In creating the interface for the customer's data stream, HCIA enables the transfer of customer data and the subsequent application of the Company's proprietary software algorithms and data-standardization technologies to the incoming data, transforming the data into HCIA's proprietary standardized formats. Databridge(TM) has several components, including:

                  Database. A large number of the Company's customers are also its data suppliers. Most of the Company's decision support system contracts provide that as the Company extracts data from the customer (as part of the process of delivering a system to the customer), the data become part of the Company's database. The Company supplements its database with data it purchases or licenses from federal and state governments, trade groups and other industry sources. The Company maintains more than a terabyte of live health care data, including data from medical records, laboratory, pharmacy, imaging, outpatient clinics, physician's offices, insurance claims, managed care encounters and point-of-care member patient surveys. The Company's database resides in a relational database structure that utilizes a network of large Sun Microsystems servers. The Company believes that its current software and hardware platforms are scaleable and provide it with a cost and flexibility advantage. The Company has made a significant investment in an open-network architecture which links its several geographical locations and provides customers with leased-line and dial-up access. The Company supports most of the major relational database platforms. The Company has personnel drawn from several key health care disciplines (e.g., pharmacists, clinical nurses and medical technologists) who are responsible for the auditing, editing and standardizing of its database, as well as the upgrading and maintaining of its core methodologies. The Company believes that its database provides more clinical detail and better outcomes measurement capabilities than competitive systems. Furthermore, the detailed medical content of the data and HCIA's experience in collecting and standardizing this information provide additional competitive advantages. The acquisitions of the CHAMP and Response databases have significantly expanded the Company's outpatient and episode-of-care capabilities. As a result of acquisitions and its internal growth, the Company believes that it has built one of the largest and most sophisticated collections of integrated clinical, financial and labor/productivity data in the health care industry.

                  ICCS System(TM). The Company holds a perpetual and exclusive license to the ICCS System(TM), subject only to the Company's obligation to use all commercially reasonable efforts to maintain and upgrade the system. The ICCS System(TM) assigns a discrete and clinically detailed 12-digit code to every product and service consumed in the treatment of patients. The Company believes that the ICCS System(TM) is the health care industry's most widely implemented uniform classification system for tracking and measuring the use of medical resources (e.g., drugs, devices, laboratory tests, blood units, diagnostic imaging and clinical services) across health care providers. The ICCS System(TM) allows for the standardization and comparison of detailed clinical data, regardless of the original source of the data (e.g., medical records, insurance claims, laboratory or pharmacy systems). The ICCS System(TM) is used by the Company to create the most clinically detailed portion of its database. The Company develops a set of proprietary software interfaces with each customer who is a supplier of such data. The interfaces are built by a series of proprietary "data-mapping" applications that incorporate the ICCS System(TM) and a series of algorithms that allow the mapping applications to "learn" each time a new clinical item is encountered. In doing so, the applications are able to automatically standardize more data each time a new interface is created. Set forth below is an illustration of the application of the ICCS System(TM) to the delivery of a common anti-infective drug.

ICCS Code             ICCS Structure                           Example

4                     Service Type                             Pharmacy
41                    General Therapeutic Category             Anti-infective
412                   Specific Therapeutic Category            Cephalosporin
412020                Generic Drug Type                        Cefazolin
412020.2              Route of Administration                  Parenteral
412020.232            Dosage Form                              IV Piggy Back
412020.23279          Dosage Strength                          500
412020.232792         Dosage Unit                              Milligrams


                  SoleSource(TM). SoleSource(TM) is the Company's workstation that provides customers with access to and analyses of information obtained with a decision support system. SoleSource(TM) utilizes Microsoft Foundation Classes Software and accesses a variety of database configurations, including Microsoft SQL Server, Microsoft Access and Informix. As the Company has worked with a variety of different health care organizations during the last several years (e.g., hospitals, managed care organizations and pharmaceutical companies), it has developed an extensive library of proprietary health care database applications. In addition, as a result of its recent acquisitions, the Company has expanded, and will continue to expand, the scope of its database applications. Depending on the customer, the size of the database and the sophistication of the decision support system, the Company licenses various SoleSource(TM) applications to customers as part of a decision support system.

                  Clinical Improvement Methodology and Management. In addition to providing databases and application software, the Company, utilizing proprietary methodologies, assists customers with the implementation of clinical solutions. The Company's knowledge-based clinical improvement methodologies allow HCIA to leverage its ICCS-level information and enable clients to realize improved clinical outcomes and lower costs through the modification of medical and behavioral practice patterns. The Company's methodologies link the costs, quality, utilization and outcomes of medical services delivered to patients in various clinical settings and focus on episodes of illness that offer the greatest opportunity for improving outcomes and reducing costs. The Company utilizes database analyses, clinical improvement methodologies and an implementation management team to assist customers in reducing clinical resource consumption and improving outcomes in major specialties, including:

   o  invasive cardiovascular                o  vascular
   o  orthopaedics                           o  neurosciences
   o  oncology                               o  pulmonary
   o  medical cardiology                     o  women's services

Syndicated Products

                  Syndicated products include publications and standardized databases which are generally priced between $100 to $2,000, with certain products priced up to $25,000. The products are developed from specific portions of the Company's database, and feature particular industry niches. Most syndicated products are sold as annually renewable subscriptions or as multi-year contracts. Syndicated products range from database directories (e.g., health care industry professionals, nursing homes and managed care organizations) to more complex analyses (e.g., cost and outcome summaries for each U.S. hospital). HCIA also markets to managed care clients a number of more sophisticated syndicated products containing national and regional normative data on length of stay, costs and medical necessity. The Company markets these products directly to managed care organizations, and through alliances with information systems vendors, third-party administrators and other entities that process data streams for managed care organizations and payors. These syndicated products generally are used for utilization management, claims adjudication and actuarial forecasting and generally result in annual revenue of $100,000 or more per customer.

Customers

                  The Company's customers include numerous health care industry participants located throughout the United States, United Kingdom and Spain, including major provider and provider groups, managed care organizations, and pharmaceutical, biotechnology and medical device companies. As of December 31, 1996, the Company had more than 470 decision support system customers and more than 7,000 syndicated product customers. In 1995 and 1996, no single customer accounted for 10% or more of the Company's revenue. HCIA's ten largest customers accounted for approximately 36% and 28% of its revenue during 1995 and 1996, respectively.

Sales and Marketing

                  HCIA markets its  information  systems and products  through a variety of means that are designed to enhance its name recognition and facilitate the marketing of additional systems and products to its customer base. The Company's marketing personnel are organized into market focused units. The Company utilizes a direct sales approach with the existing customer base to market its decision support systems and seeks to present proposals to both existing and potential clients in face-to-face meetings at the executive level. The Company's field sales force is highly specialized and frequently draws on the Company's clinical implementation management team. In addition, HCIA has entered into agreements with companies such as HBOC, Cerner and Transition Systems, whereby the Company's systems are marketed through their respective sales forces. The Company also approaches each of the major market constituencies through the sale of lower-priced syndicated products. Many of these products, such as the 100 Top Hospitals study, are specifically designed to increase the visibility of the Company as an industry-leading source of health care information. The Company uses both telemarketing and direct-mail efforts in the sales of its syndicated products. HCIA continually seeks opportunities to create name recognition as a leading provider of health care information. As part of this strategy, the Company is widely quoted in the media, including publications such as The Wall Street Journal and Modern Healthcare, and its senior officers are frequently asked to speak at industry conferences and serve on the editorial boards of industry newsletters and publications.

Competition

                  The market for health care information products and services is intensely competitive. The Company believes that the principal competitive factors in the health care information market are the breadth and quality of system and product offerings, access to proprietary data, proprietary methodologies and technical resources, price and the effectiveness of marketing and sales efforts. In addition, the Company believes that the speed with which information companies can anticipate and respond to the evolving health care industry structure and identify information needs is an important competitive factor. The Company believes that it competes favorably with respect to each of these factors. Competitors vary in size and in the scope and breadth of products and services offered, and the Company competes for the sale of systems and products and the resulting access to data with different companies in each of its target markets. Many of the Company's competitors have significantly greater financial, technical, product development, marketing and other resources than the Company. Furthermore, other major information companies not presently offering clinical health care information services may enter the markets in which the Company competes. The Company's potential competitors include specialty health care information companies, health care information system and software vendors and large data processing and information companies. Many of these competitors have substantial installed customer bases in the health care industry and the ability to fund significant product development and acquisition efforts.

Intellectual Property

                  HCIA considers its methodologies, computer software and databases to be proprietary. The Company seeks to protect its proprietary information through confidentiality agreements with its employees. The Company's policy is to have employees enter into confidentiality agreements containing provisions prohibiting the disclosure of confidential information to anyone outside the Company, requiring employees to acknowledge, and, if requested, assist in confirming the Company's ownership of any new ideas, developments, discoveries or inventions conceived during employment, and requiring assignment to the Company of proprietary rights to such matters that are related to the Company's business. The Company also relies on a combination of trade secret, copyright and trademark laws, contractual provisions in agreements with customers and technical measures to protect its rights in various methodologies, systems and products and databases. The Company has only filed one patent application, and no copyright registration applications, covering its software technology. Due to the nature of its software applications, the Company believes that patent, trade secret and copyright protection are generally less significant than the Company's ability to further develop, enhance and modify its current systems and products.

Government Regulation

                  The FDA has promulgated a draft policy for the regulation of certain computer products as medical devices. Although it is not possible to anticipate the final form of the FDA's policy with regard to computer software, the Company expects that, whether or not the draft policy is finalized, the FDA is likely to become increasingly active in regulating computer software that is intended for use in health care settings. The Company's products and product development activities, therefore, could become subject to extensive regulation by the FDA. The FDA regulates the introduction of new medical devices as well as activities such as manufacturing, labeling and recordkeeping for such products. To the extent that computer software is a medical device under FDA regulations or policy, the Company would be required, depending on the product, to comply with regulations, to (i) register and list the product with the FDA, (ii) notify the FDA and demonstrate substantial equivalence to other products on the market before marketing such products or (iii) obtain FDA approval by demonstrating safety and effectiveness before marketing a product. In addition, such products would be subject to the FDA's general controls, including those relating to good manufacturing practices and adverse experience reporting.

         The process of obtaining clearance from the FDA can be costly and time consuming, and there can be no assurance that, if required, such clearance would be granted for the Company's existing and future systems and products on a timely basis, if at all, or that FDA review will not include delays that would adversely affect the Company's ability to market new systems and products or to expand permitted uses of existing systems and products. The FDA could also limit or prevent the manufacture or distribution of the Company's systems and products and has the power to require the recall of such systems and products. FDA regulations depend heavily on administrative and scientific interpretation, and there can be no assurance that future interpretations made by the FDA or other regulatory bodies, with possible prospective and retroactive effects, will not adversely affect the Company.

         The confidentiality of patient records and the circumstances under which records may be released for inclusion in the Company's databases is subject to substantial regulation by state governments. These state laws and regulations govern both the disclosure and use of confidential patient medical record information. Although compliance with these laws and regulations is principally the responsibility of the hospital, physician or other health care provider supplying the data to the Company, the Company's databases have been designed to enable health care providers to comply with the confidentiality requirements of state law. The Company believes that its procedures comply with the laws and regulations regarding the collection of patient data in substantially all jurisdictions. However, additional legislation governing the dissemination of medical record information has been proposed at both the state and federal level. This legislation may require holders of such information to implement security procedures that may result in substantial costs to the Company. There can be no assurance that changes to state or federal laws will not materially restrict the ability of health care providers to submit information from patient records to the Company.

Employees

         As of December 31, 1996, the Company had 820 employees, including 100 in sales and marketing, 408 in health care data, 178 in technology and 134 in finance and administration. None of the Company's employees are represented by a union or other collective bargaining group. The Company believes its relationships with its employees to be satisfactory.

Risk Factors; Forward-Looking Statements

CERTAIN STATEMENTS CONTAINED HEREIN REGARDING MATTERS THAT ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS (AS SUCH TERM IS DEFINED IN THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT"), AND BECAUSE SUCH STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW.

                  Acquisitions. The Company has, in large part, expanded its systems and products through the acquisition of health care information companies, product lines and data resources. The Company intends to continue the acquisition of methodological, analytical and technical resources that will further enhance and expand the Company's systems and products.

                  Acquisitions involve numerous risks, including difficulties in the assimilation of operations and products, the ability to manage geographically remote units, the diversion of management's attention from other business concerns, the risks of entering markets in which the Company has limited or no direct expertise and the potential loss of key employees of the acquired companies. In addition, acquisitions may involve the expenditure of significant funds and the incurrence of significant charges associated with the amortization of goodwill or other intangible assets, write-offs of acquired in-process research and development costs and/or future write-downs of the recorded values of assets acquired. There can be no assurance that any acquisition will result in long-term benefits to the Company or that management will be able to manage effectively the resulting business.

                  Management of Growth. The Company is currently experiencing a period of rapid growth and expansion which could place a significant strain on the Company's personnel and resources. The Company's growth has resulted in an increase in the level of responsibility for both existing and new management personnel. Many of the Company's management personnel have had limited or no experience in managing companies as large as the Company. The Company has sought to manage its current and anticipated growth through the recruitment of additional management and technical personnel and the implementation of internal systems and controls. However, the failure to manage growth effectively could materially and adversely affect the Company's operating results.

                  Dependence on Key Personnel. The Company depends to a significant extent on key management, technical and marketing personnel. The Company's growth and future success will depend in large part on its ability to attract, motivate and retain highly qualified personnel, including management personnel of acquired companies. Except for an agreement with George D. Pillari, its Chairman of the Board, President and Chief Executive Officer, the Company does not have employment agreements with any of its executive officers. The loss of key personnel or the inability to hire or retain qualified personnel could have a material adverse effect on the Company.

                  Variations in Quarterly Results. The Company has experienced and expects to continue to experience variations in quarterly results. Recent quarterly variations are primarily due to the effect of one-time charges related to acquired in-process research and development costs and the timing of contract executions. Quarterly results are also influenced by the timing of release of certain systems and products as a result of the annual release of certain external data sources. The Company's operating results for any particular quarterly or annual period may not be indicative of results for future periods.

                  Dependence on Intellectual Property Rights. The Company has made significant investments in the development and maintenance of its core collection of proprietary data standardization methodologies, value-added clinical measurement tools and technical resources that are used to transform its many large and disparate data streams into clinically relevant information products. The Company relies largely on its license agreements with customers and its own security systems, confidentiality procedures and employee nondisclosure agreements to maintain the trade secrecy of its proprietary information. There can be no assurance that the legal protections and precautions taken by the Company will be adequate to prevent misappropriation of the Company's proprietary information. In addition, these protections do not prevent independent third-party development of functionally equivalent or superior systems, products or methodologies.

                  Competition. The health care information market is intensely competitive and rapidly changing. The Company competes for the sale of systems and products and the resulting access to data with different companies in each of its target markets. Competitors vary in size and in the scope and breadth of the products and services offered. Many of the Company's competitors have significantly greater financial, technical, product development and marketing resources than the Company. There can be no assurance that future competition, or any significant loss of access to data resulting therefrom, will not have a material adverse effect on the Company.

                  Major Customers. During 1995 and 1996, the Company's ten largest customers accounted for approximately 36% and 28%, respectively, of the Company's revenue. Many of the Company's contractual arrangements with its customers are subject to annual renewal. The loss of one or more of the Company's largest customers could have a material adverse effect on the Company.

                  Integrity and Reliability of Data. The Company's success depends significantly on the integrity of its data. Although the Company tests data for completeness and consistency, it does not conduct independent audits of the information provided by its customers. Moreover, while the Company believes that the benchmarking and other clinical, cost and performance information contained in its database is representative of the operational aspects of various types of health care industry participants, there can be no assurance that such information is appropriate for comparative analysis in all cases or that the databases accurately reflect general or specific trends in the health care market. If the information contained in the data were found, or were perceived, to be inaccurate, or if such information were generally perceived to be unreliable, the Company's business and operating results could be materially and adversely affected.

                  Potential Cost of Performance Guarantees. As part of certain of its decision support systems, the Company guarantees that a customer will achieve or identify a certain level of cost savings at least equal to the fees the customer pays for the system. To the extent such cost savings are not achieved, the Company may be subject to claims related to such guarantees. Although the Company has never incurred a claim under these guarantees, there can be no assurance that this will continue to be the case. Liabilities related to such claims could have a material adverse effect on the Company's business and operating results.

                  Volatility of Stock Price. The stock market historically has experienced volatility which has affected the market price of securities of many companies and which has sometimes been unrelated to the operating performance of such companies. The trading price of the Common Stock may be subject to significant fluctuations in response to general market conditions and to factors specific to the Company, such as variations in quarterly results of operations, announcements of acquisitions, new systems or products by the Company or its competitors, governmental regulatory action, other developments or disputes with respect to proprietary rights, general trends in the industry and overall market conditions, and other factors.

                  Changes in the Health Care Industry. The health care industry is subject to changing political, economic and regulatory influences that may affect the procurement practices and operation of health care industry participants generally. During the past several years, the U.S. health care industry has been subject to an increase in governmental regulation of, among other things, reimbursement rates and certain capital expenditures. Various programs have been proposed to reform the U.S. health care system. Many of these programs contain proposals to increase governmental involvement in health care, lower reimbursement rates and otherwise change the operating environment for the Company's customers. Health care industry participants may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments, including those for the Company's systems and products. The Company cannot predict what impact, if any, such factors might have on its business, financial condition and results of operations. In addition, many health care providers are consolidating to create larger health care delivery enterprises with greater regional market power. As a result, the remaining enterprises could have greater bargaining power, which may lead to price erosion of the Company's systems and products.

                  Government Regulation. The U.S. Food and Drug Administration (the "FDA") has promulgated a draft policy addressing the regulation of certain computer products as medical devices under the Federal Food, Drug, and Cosmetic Act. The FDA could determine in the future that certain applications of the Company's systems and products are clinical decision tools subject to FDA regulation as medical devices. In addition, the Company could become subject to future regulation of the manufacture and marketing of medical devices and health care software systems, or to legislation or regulation regarding the use of patient records or of access to health care data. Compliance with such legislation and regulation could be burdensome, time consuming and expensive. The Company cannot predict the effect of possible future legislation and regulation.

WHEN USED IN THIS FORM 10-K, IN ANY FUTURE FILINGS BY HCIA WITH THE SECURITIES AND EXCHANGE COMMISSION, IN THE COMPANY'S PRESS RELEASES AND IN ORAL STATEMENTS MADE WITH THE APPROVAL OF AN AUTHORIZED EXECUTIVE OFFICER, THE WORDS OR PHRASES "WILL LIKELY RESULT," "ARE EXPECTED TO," "WILL CONTINUE," "IS ANTICIPATED," "ESTIMATE," "PROJECTED" OR SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY
"FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE SECURITIES ACT. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM HISTORICAL EARNINGS AND THOSE PRESENTLY ANTICIPATED OR PROJECTED. HCIA WISHES TO CAUTION READERS NOT TO PLACE UNDUE RELIANCE ON ANY SUCH FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE MADE. HCIA UNDERTAKES NO OBLIGATION TO PUBLICLY UPDATE ANY FORWARD-LOOKING STATEMENTS, WHETHER AS A RESULT OF NEW INFORMATION, FUTURE EVENTS OR OTHERWISE.

Item 2.           Properties.

                  The Company's executive offices are located in Baltimore, Maryland, in approximately 65,000 square feet of leased office space, under a lease that expires on December 31, 2002, and which includes an option for an additional term of up to five years. The Company also leases approximately 46,500 square feet of office space in Ann Arbor, Michigan, under leases that expire on March 31, 2000, and 42,000 square feet of office space in Denver, Colorado, under a lease that expires on August 31, 2001. The Company also maintains offices in Fairport, New York, Waltham, Massachusetts, Louisville, Kentucky, Concord, California, Olympia, Washington, East Greenwich, Rhode
Island, Windsor, Connecticut, Deerfield, Illinois, Alcester, England and Barcelona, Spain. The Company believes that its facilities are adequate for its current operations.

Item 3.           Legal Proceedings.

                  The Company is a defendant from time to time in lawsuits incidental to its business. The Company is not currently a party to, and none of its properties is subject to, any material legal proceedings.

Item 4.           Submission of Matters to a Vote of Security Holders.

                  Not applicable.

Item 4A. Executive Officers of the Company.

                  Executive officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors. Information regarding the executive officers of the Company who are not directors is as follows:

       Name             Age                     Position
       ----             ---                     --------

Sachi J. Morishige       30      Senior Vice President-Corporate Development

Barry C. Offutt          35      Senior Vice President and Chief Financial
                                      Officer

Jean Chenoweth           50      Senior Vice President-Industry Relations

Charles A. Berardesco    38      Senior Vice President, General Counsel and
                                      Secretary

Donald S. Good, Jr.      34      Senior Vice President-Commercial Markets

EJay Lockwood            34      Senior Vice President-Managed Care Markets

Kevin J. Hicks           37      Senior Vice President-Provider Markets

                  Ms. Morishige has been employed by the Company in various capacities since its founding in 1985, and currently serves as Senior Vice President-Corporate Development.

                  Mr. Offutt served as a Vice President from April 1992 until September 1995, when he was appointed a Senior Vice President, and has served as Chief Financial Officer since October 1992. He is a certified public accountant and was employed by Arthur Andersen & Co. in various capacities from 1984 to March 1992.

                  Ms. Chenoweth served as Vice President - Industry Relations from April 1992 until her appointment as Senior Vice President in September 1995. She served in various senior management positions, including President, with HKR and its predecessor from 1989 through April 1992.

                  Mr. Berardesco served as Vice President, General Counsel and Secretary from May 1996 until September 1996, when he was appointed a Senior Vice President. Prior to May 1996, he was a partner with the law firm of Whiteford, Taylor & Preston L.L.P., counsel to the Company.

                  Mr. Good served as a Vice President from May 1996 until September 1996, when he was appointed Senior Vice President-Commercial Markets. Prior to May 1996, he was a healthcare consultant with Arthur Andersen & Co.

                  Mr. Lockwood has been employed by the Company since January 1996, having served as Vice President-Commercial Markets until his appointment as a Senior Vice President in February 1996. Prior to January 1996, he was employed by CIGNA Healthcare in various capacities.

                  Mr. Hicks has served as Senior Vice President-Provider Markets, since joining the Company in August 1996. Prior to that time, he served in various senior management positions, including chief executive officer, with LBA.

                                     PART II

Item 5.           Market for the Company's Common Equity and Related Stockholder
                  Matters.

                  The Company's Common Stock has been publicly traded on the NASDAQ National Market System since February 22, 1995 under the symbol "HCIA." The following table sets forth, for the quarterly period indicated, the high and low closing sale price per share of Common Stock as reported by NASDAQ:

                           1995                             1996
                      High        Low                High          Low
                    -------------------            ----------------------
First Quarter       $25         $17-5/8            $55-3/4       $41-7/8
Second Quarter       31-5/8      21                 67-7/8        45-5/8
Third Quarter        31-1/4      24-1/2             67-3/8        50-1/16
Fourth Quarter       46-3/4      22-3/4             36-1/8        23-1/4

                  As of February 28, 1997, there were 72 holders of record of the Company's Common Stock. The number of record holders is not representative of the number of beneficial holders since many shares are held by depositories, brokers or other nominees.

Dividends

                  The Company has never paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends on the Common Stock for the foreseeable future. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business.

Sales of Unregistered Securities

                  In connection with the acquisition of LBA, the Company issued a total of 492,961 shares of Common Stock to the then stockholders of LBA's parent company. The foregoing issuances were exempt from registration pursuant to Section 4(2) of the Securities Act as they did not involve a public offering. In issuing the shares, the Company relied upon the status of the stockholders (or their representatives) as officers or directors of LBA and that each had such knowledge and experience in financial and business matters that such stockholder was capable of evaluating the merits and risks of an investment in the Company's Common Stock.

Item 6.           Selected Financial Data.

                                                                                      Year Ended December 31,
                                                                      1992        1993          1994      1995(1)       1996(1)
                                                                    -------      -------      -------     --------     --------
                                                                                  (in thousands, except per share data)
STATEMENTS OF OPERATIONS DATA:
  Revenue                                                           $19,470      $28,111      $30,711     $ 48,015     $ 73,520
  Salaries, wages and benefits                                        9,431       14,168       15,457       21,932       32,688
  Other operating expenses                                            7,499        8,611        8,625       12,055       17,058
  Depreciation and amortization                                       3,204        4,595        4,826        6,864       12,670
  Write-off of acquired in-process research and development costs        --           --           --       12,152       48,065
                                                                    -------      -------      -------     --------     --------
      Operating income (loss)                                          (664)         737        1,803       (4,988)     (36,961)
  Interest income                                                        --           --          111        1,290        1,110
  Interest expense                                                      625          111          131          187          530
                                                                    -------      -------      -------     --------     --------
      Income (loss) before income taxes, minority interest in
      loss (income) of consolidated subsidiaries and cumulative
      effect of change in accounting for income taxes                (1,289)         626        1,783       (3,885)     (36,381)
  Provision (benefit) for income taxes                                 (330)         362          759       (1,554)       5,886
  Minority interest in loss (income) of consolidated subsidiaries       (45)          90           (3)         (74)          --
                                                                    -------      -------      -------     --------     --------
      Income (loss) before cumulative effect of change in
      accounting for income taxes                                    (1,004)         354        1,021       (2,405)     (42,267)
  Cumulative effect of change in accounting for income taxes             --         (142)          --           --           --
                                                                    -------      -------      -------     --------     --------
      Net income (loss)                                             $(1,004)     $   212      $ 1,021     $ (2,405)     (42,267)
                                                                    =======      =======      =======     ========     ========
  Net income (loss) per share                                                                 $  0.19     $  (0.31)    $  (4.19)

  Shares used in per share calculation                                                          5,518        7,733       10,096
                                                                    =======      =======      =======     ========     ========

BALANCE SHEET DATA:
  Working capital                                                   $   454      $ 3,852      $ 5,620     $ 35,671     $ 36,996
  Total assets                                                       37,643       41,122       40,865      108,401      223,196
  Long-term liabilities, excluding current installments               1,298        2,136        1,835          699        2,305
  Stockholders' equity                                               28,907       32,762       34,371       98,044      202,407

(1) In connection with various acquisitions, the Company has recorded charges related to acquired in-process research and development costs. Exclusive of such charges and related income tax effects, net income per share would have been $0.60 and $0.68 for 1995 and 1996, respectively.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW

HCIA Inc. ("HCIA" or the "Company") is a health care information content company that develops and markets integrated clinical information systems and products. The Company's systems and products range from standardized databases to highly focused decision support systems that assist its customers in evaluating the efficacy and economics of health care delivery. The Company's customers include hospitals, integrated delivery systems, self-insured employers, pharmaceutical companies and managed care organizations. In 1991, HCIA began a series of acquisitions of health care information companies, product lines and data resources. In connection with certain of these acquisitions, the Company has recorded one-time charges related to acquired in-process research and development costs. Such charges totaled approximately $12.2 million and $48.1 million during 1995 and 1996, respectively. As a result of these charges, the Company recorded net losses for each of these years. The Company has accounted for all of its acquisitions using the purchase method of accounting and, accordingly, has included the results of the acquired entities since the date of acquisition. See Note 1 of the Notes to Consolidated Financial Statements.

The Company has made a substantial investment in the acquisition and development of its core collection of methodologies, clinical measurement tools and technical resources. The Company's strategy is to leverage these resources across substantially all of its systems and products, thereby giving it the ability to increase revenue generated from these resources without a commensurate increase in expenses. In addition to its internal product development efforts, the Company seeks to continue the acquisition of other health care information companies, product lines and data resources, and intends to integrate and leverage these assets into product-line extensions across its markets. The Company does not track profitability by product line since many of the Company's resources are utilized throughout its systems and products.

The Company's internal product development efforts are generally in connection with customer contracts, and the related costs are included as a component of operating expenses in the year incurred. The Company capitalizes costs related to internal product development which is not in connection with a specific customer contract from the point of technological feasibility to the point of general availability.

As a result of its acquisitions of health care information companies, product lines and data resources, the Company has acquired intangible assets, the cost of which it amortizes over various useful lives. In addition, the Company has capitalized internal development costs and acquired assets relating to the development of methodologies, clinical measurement tools and technical resources, including its database, of $3.4 million, $6.9 million and $14.4 million during 1994, 1995 and 1996, respectively. Consequently, the Company has recorded amortization expense of $3.9 million, $5.2 million and $10.1 million during 1994, 1995 and 1996, respectively. See Notes 1, 2, and 4 of the Notes to Consolidated Financial Statements.

As a result of its unique ability to integrate health care data collected from numerous sources and across varied treatment settings, the Company believes that it is well positioned to offer the information systems and products necessary to continue to increase average revenue per customer through the sale of more sophisticated and comprehensive systems and products. With respect to entry-level systems and products, pricing is relatively fixed and is influenced by competitive systems and products. With respect to high-end systems and products, pricing is often negotiated with the customer and is based on a number of factors, including the value attributed by the customer to the system.

The Company's revenue is comprised of both recurring revenue from the Company's installed customer base as well as from first-time sales. The Company seeks to generate recurring revenue from decision support systems through multi-year agreements (typically two to three years) and through renewals of its syndicated products, which are updated annually. The Company defines its recurring revenue percentage as revenue recognized during the period from a sale of a system or product to a customer who purchased a similar system or product in the prior period, divided by the Company's total revenue in the prior period. In determining its recurring revenue percentage, the Company includes in its revenue the revenue of entities acquired during the period as if such acquisitions had occurred at the beginning of the prior period. The Company does not classify revenue as recurring to the extent that it exceeds the revenue from a similar system or product purchase in the prior period. The Company's recurring revenue percentage was 69% and 66% in 1995 and 1996, respectively.


RESULTS OF OPERATIONS

The following table sets forth, for the fiscal periods indicated, certain items from the statements of operations of the Company expressed as a percentage of revenue:

                                                                                  YEAR ENDED DECEMBER 31,
                                                                             1994          1995        1996
                                                                            -----         ------      ------
Revenue                                                                      100%          100%        100%
Salaries, wages and benefits                                                  50            46          45
Other operating expenses                                                      28            25          23
Depreciation and amortization                                                 16            14          17
Write-off of acquired in-process research and development costs               --            25          65
  Operating income (loss)                                                      6           (10)        (50)
Net interest income                                                           --             2           1
  Income (loss) before income taxes and minority interest in loss (income)
     of consolidated subsidiaries                                              6            (8)        (49)
Provision (benefit) for income taxes                                           3            (3)          8
Net income (loss)                                                              3%           (5)%       (57)%

1996 Compared to 1995

Revenue

Revenue for 1996 was $73.5 million, an increase of $25.5 million or 53% over 1995. The increase was the result of increased sales of the Company's decision support systems. Revenue from the sales of decision support systems represented 82% of revenue for 1996 and syndicated products represented the remaining 18% of revenue.

The decision support systems revenue increase was primarily the result of increased sales to providers and managed care customers, particularly as a result of acquisitions, as well as increased penetration of the supplier market.

Salaries, Wages and Benefits

Salaries, wages and benefits decreased to 45% of revenue for 1996 from 46% for 1995. This decrease was a result of the continued leveraging of the Company's historical investments in technology and basic infrastructure as revenue increased.

Other Operating Expenses

Other operating expenses, which include occupancy, travel and marketing expenses, decreased to 23% of revenue for 1996 from 25% for 1995. This decrease was a result of certain of these expenses growing at a slower rate than revenue.

Depreciation and Amortization

Depreciation and amortization increased to 17% of revenue for 1996 from 14% for 1995. This increase was a result of the additional amortization associated with certain acquisitions and capitalized internal development costs as well as depreciation of other acquired assets.

Write-Off of Acquired In-Process Research and Development Costs

In connection with four acquisitions completed during 1995 and 1996, the Company acquired ongoing research and development activities. The Company recorded one-time charges totaling $12.2 million and $48.1 million during 1995 and 1996, respectively, resulting from the write-off of the acquired in-process research and development costs. The amount of the one-time charges was equal to the estimated current fair value, based on the discounted risk-adjusted cash flows, of specifically identified technologies for which technological feasibility had not yet been established pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," ("SFAS No. 86") and for which future alternative uses did not exist.

Interest Income and Expense

Net interest income was $580,000 for 1996 compared with net interest income of $1.1 million for 1995. The decrease was the result of higher interest expense in 1996 related to debt incurred in connection with certain acquisitions.

Income Taxes

The Company's effective tax rate was 16% for 1996 compared with (39)% for 1995. The change was primarily the result of non-deductible goodwill and the non-deductible write-off of the in-process research and development costs resulting from certain acquisitions during 1996.

1995 Compared to 1994

Revenue

Revenue for 1995 was $48.0 million, an increase of $17.3 million or 56% over 1994. The increase was primarily the result of a 77% increase in revenue from the sale of decision support systems. Revenue from the sale of decision support systems represented 80% of revenue for 1995 and Syndicated Products represented the remaining 20% of revenue.

The decision support systems revenue increase was primarily the result of increased sales of decision support systems to providers, particularly as a result of acquisitions during the year, and to a lesser extent, due to increased sales through CHKS Ltd., the Company's English subsidiary. Sales of the Company's systems to the supplier market also increased. In particular, the Company met several performance milestones pursuant to its contract with CIGNA Healthcare during the year.

Salaries, Wages and Benefits

Salaries, wages and benefits decreased to 46% of revenue for 1995 from 50% for 1994. This decrease was a result of the leveraging of the Company's historical investments in technology and basic infrastructure as revenue increased.

Other Operating Expenses

Other operating expenses, which include occupancy, travel and marketing expenses, decreased to 25% of revenue for 1995 from 28% for 1994. This decrease was a result of certain of these expenses growing at a slower rate than revenue.

Depreciation and Amortization

Depreciation and amortization decreased to 14% of revenue for 1995 from 16% of revenue for 1994. The decrease was the result of the fixed nature of a large component of the depreciation and amortization, which was the result of prior acquisitions, being measured against a larger revenue base.

Write-Off of Acquired In-Process Research and Development Costs

In connection with an acquisition during 1995, the Company acquired ongoing research and development activities. At the time of the acquisition, the Company recorded a one-time $12.2 million charge resulting from the write-off of the acquired in-process research and development costs. The amount of the one-time charge was equal to the estimated current fair value, based on the risk-adjusted cash flows, of specifically identified technologies for which technological feasibility had not yet been established pursuant to SFAS No. 86 and for which future alternative uses did not exist.

Interest Income and Expense

Net interest income was $1.1 million for 1995 compared with net interest expense of $20,000 for 1994. The increase in net interest income was the result of a portion of the proceeds of the Company's public offerings being utilized to repay the amount due under the Company's credit agreement with the Company's former majority stockholder, AMBAC Inc. (approximately $1.9 million), with the balance being invested in cash equivalents and short-term investments.

Income Taxes

The Company's effective income tax rate was (39)% for 1995 compared with 43% for 1994. The change was a result of the Company recording a net loss in 1995.

LIQUIDITY AND CAPITAL RESOURCES

During 1995 and 1996, the Company completed several public offerings of its Common Stock. The net proceeds to the Company from the offerings were approximately $182.3 million.

In August 1996, the Company obtained from First Union National Bank of North Carolina ("First Union") a credit facility totaling $100 million, consisting of a $50 million term loan and a $50 million revolving line of credit. The Company incurred a one-time facility fee of $520,000. The Company borrowed the entire $50 million term loan and approximately $36 million of the revolving line of credit in connection with the acquisition of LBA Healthcare Management, Inc. ("LBA") and repaid such borrowings with a portion of the net proceeds to the Company from a public offering of the Company's common stock.

The Company currently maintains the $50 million (subject to certain borrowing limitations) revolving line of credit for general corporate purposes, including future acquisitions and working capital requirements. Borrowings are collateralized by substantially all of the Company's assets. The Company is required to pay a commitment fee on the average daily unused portion of the facility at a rate ranging from 0.25% to 0.375% per annum, depending on the Company's debt/cash flow ratio. Borrowings bear interest at varying rates based on an index tied to First Union's prime rate or LIBOR (6.25% at December 31, 1996). The credit facility also contains financial covenants applicable to HCIA, including a debt/cash flow ratio and ratios of debt to capital. As of December 31, 1996, the Company was in compliance with all such financial covenants and had a maximum borrowing capacity of $50 million, and there were no borrowings outstanding under the facility. The credit facility reduces to $37.5 million in July 1999, $25 million in July 2000 and expires on July 31, 2001.

During 1994, 1995 and 1996, the Company generated net cash from operations of approximately $4.4 million, $3.1 million and $11.4 million, respectively. During 1995 and 1996, approximately $7.1 million and $12.1 million of cash generated from operations was used to fund the increase in accounts receivable. The increases in accounts receivable were primarily the result of revenue growth, as well as the timing of receipt of payments from certain major customers. Net cash provided by financing activities during 1994, 1995 and 1996 was approximately $568,000, $66.2 million and $143.6 million, respectively, primarily as a result of the Company's public offerings of its common stock. The net cash provided by operations and financing activities has been utilized primarily for acquisitions and capital expenditures.

The Company made capital expenditures (including capitalized leases) totaling $1.6 million, $3.1 million and $6.4 million during 1994, 1995 and 1996, respectively. As of December 31, 1996, the Company had net working capital of $37.0 million, including cash, cash equivalents and short-term investments in the amount of $13.8 million, and did not have any material commitments for capital expenditures.

In April 1995, the Company completed the acquisition of all of the outstanding capital stock of Datis Corporation ("Datis"). The purchase price for the capital stock of Datis was approximately $14.6 million in cash, which included approximately $14.25 million funded by the Company and $386,000 funded with the proceeds received from the exercise of certain options to purchase Datis stock. In addition, the Company repaid approximately $900,000 of outstanding debt of Datis. In December 1995, the Company acquired the CHAMP unit of William M. Mercer, Incorporated ("CHAMP") for $17.5 million in cash and, in May 1996, the Company completed the acquisition of Response Healthcare Information Management, Inc. ("Response") for approximately $6.3 million in cash. In August 1996, the Company acquired LBA for a total purchase price of approximately $128.8 million, $100.1 million of which was paid in cash and $28.7 million of which was paid by the delivery of HCIA common stock. The Company utilized $86 million in borrowings under the First Union credit facility discussed above to fund the cash portion of the purchase price, which was subsequently repaid from the proceeds of a public offering of Common Stock. In December 1996, the Company acquired HealthChex, Inc. ("HealthChex") from Equifax Inc. for $11.5 million in cash. Each of these acquisitions has been accounted for using the purchase method of accounting and, accordingly, the assets have been valued at their estimated fair market value.

The Company expects to incur additional costs of $6 to $9 million to complete the development efforts related to systems and products obtained in connection with the acquisitions of CHAMP, Response, LBA and HealthChex, and to integrate these products with the Company's other products. Such costs are expected to consist of direct labor and contracted labor costs and are expected to be incurred over the next two to three years.

Item 8.           Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS
HCIA INC.:

We have audited the accompanying consolidated balance sheets of HCIA Inc. and subsidiaries as of December 31, 1995 and 1996, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HCIA Inc. and subsidiaries as of December 31, 1995 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles.

                                                           KPMG PEAT MARWICK LLP

Baltimore, Maryland
January 23, 1997

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
(in thousands, except per share data)

HCIA INC. AND SUBSIDIARIES


                                                                                           1994          1995          1996
                                                                                         -------       -------       --------
Revenue                                                                                  $30,711       $48,015       $ 73,520
Salaries, wages and benefits                                                              15,457        21,932         32,688
Other operating expenses                                                                   8,625        12,055         17,058
Depreciation                                                                                 957         1,619          2,567
Amortization                                                                               3,869         5,245         10,103
Write-off of acquired in-process research and development costs                               --        12,152         48,065
                                                                                         -------       -------       --------
  Operating income (loss)                                                                  1,803        (4,988)       (36,961)
Interest income                                                                              111         1,290          1,110
Interest expense                                                                             131           187            530
                                                                                         -------       -------       --------
  Income (loss) before income taxes and minority interest in income of consolidated
     subsidiaries                                                                          1,783        (3,885)       (36,381)
Provision (benefit) for income taxes                                                         759        (1,554)         5,886
Minority interest in income of consolidated subsidiaries                                      (3)          (74)            --
                                                                                         -------       -------       --------
  Net income (loss)                                                                      $ 1,021       $(2,405)      $(42,267)
                                                                                         =======       =======       ========
Net income (loss) per share                                                              $  0.19       $ (0.31)      $  (4.19)
                                                                                         =======       =======       ========
Shares used in per share calculation                                                       5,518         7,733         10,096
                                                                                         =======       =======       ========

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1995 AND 1996
(in thousands)

HCIA INC. AND SUBSIDIARIES


                                                                                                         1995               1996
                                                                                                       --------           --------
ASSETS
Current assets:
  Cash and cash equivalents                                                                            $  3,190           $ 13,302
  Short-term investments                                                                                 23,280                510
  Trade accounts receivable, net of allowance for doubtful accounts
     of $454 in 1995 and $1,042 in 1996                                                                  16,623             32,122
  Prepaid expenses and other current assets                                                               2,236              3,886
  Income tax receivable                                                                                      --                339
  Deferred compensation funds held in trust                                                                  --              5,321
                                                                                                       --------           --------
            Total current assets                                                                         45,329             55,480
Furniture and equipment, net                                                                              6,576             12,188
Computer software costs, net                                                                             11,012             20,425
Other intangible assets, net                                                                             42,338            115,601
Net deferred tax asset                                                                                    3,090             17,074
Other                                                                                                        56                123
Deferred compensation funds held in trust                                                                    --              2,305
                                                                                                       --------           --------
            Total assets                                                                               $108,401           $223,196
                                                                                                       ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                                     $    732           $  1,315
  Accrued salaries, benefits and other liabilities                                                        4,222              7,957
  Capital lease obligations                                                                                 174                121
  Notes payable                                                                                           2,265              1,718
  Income taxes payable                                                                                    1,098                 --
  Deferred revenue                                                                                        1,167              2,052
  Acquired deferred compensation liability                                                                   --              5,321
                                                                                                       --------           --------
            Total current liabilities                                                                     9,658             18,484
Notes payable                                                                                               699                 --
Acquired deferred compensation liability                                                                     --              2,305
                                                                                                       --------           --------
            Total liabilities                                                                            10,357             20,789
                                                                                                       --------           --------
Stockholders' equity:
  Preferred stock--$0.01 par value; authorized 500,000 shares; no shares issued and outstanding              --                 --
  Common stock--$0.01 par value; authorized 50,000,000 shares; issued and
   outstanding 8,955,932 as of December 31, 1995 and 11,781,458 as of December 31, 1996                      90                118
  Additional paid-in capital                                                                            102,882            249,591
  Accumulated deficit                                                                                    (4,953)           (47,220)
  Cumulative unrealized appreciation of short-term investments                                               44                  4
  Cumulative effect of currency translation adjustment                                                      (19)               (86)
                                                                                                       --------           --------
            Total stockholders' equity                                                                   98,044            202,407
                                                                                                       --------           --------
 Total liabilities and stockholders' equity                                                            $108,401           $223,196
                                                                                                       ========           ========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
(in thousands)

HCIA INC. AND SUBSIDIARIES


                                                                                                                     Cumulative
                                                                                                                     Unrealized
                                                                                                                    Appreciation/
                                 Preferred   Preferred  Preferred    Total             Additional                  (Depreciation)
                                   Stock       Stock      Stock    Preferred  Common    Paid-In     Accumulated    of Short-Term
                                 Series A    Series B   Series C     Stock     Stock    Capital       Deficit       Investments
                                 ---------   ---------  ---------  ---------  ------   ----------   -----------    --------------
BALANCE AT
  DECEMBER 31, 1993              $ 10,662    $ 5,500    $ 6,400    $ 22,562    $ 30    $ 11,319     $ (1,155)             --
Capital contributions                  --         --         --          --      --         605           --              --
Conversion of preferred stock     (10,662)    (5,500)    (6,400)    (22,562)     24      24,952       (2,414)             --
Net income                             --         --         --          --      --          --        1,021              --
Effect of currency
  translation adjustment               --         --         --          --      --          --           --              --
                                 --------    -------    -------    --------    ----    --------     --------            ----
BALANCE AT
  DECEMBER 31, 1994                    --         --         --          --      54      36,876       (2,548)             --
Sale of common stock
  to the public                        --         --         --          --      36      66,006           --              --
Net loss                               --         --         --          --      --          --       (2,405)             --
Effect of currency
  translation adjustment               --         --         --          --      --          --           --              --
Unrealized appreciation of
  short-term investments               --         --         --          --      --          --           --              44
                                 --------    -------    -------    --------    ----    --------     --------            ----
BALANCE AT
  DECEMBER 31, 1995                    --         --         --          --    $ 90    $102,882     $ (4,953)           $ 44
Exercise of stock options              --         --         --          --      --         638           --              --
Sale of common stock to
  the public                           --         --         --          --      23     116,233           --              --
Tax benefits related to exercise
  of stock options                     --         --         --          --      --       1,128           --              --
Issuance of stock in connection
  with an acquisition                  --         --         --          --       5      28,710           --              --
Net loss                               --         --         --          --      --          --      (42,267)             --
Effect of currency
  translation adjustment               --         --         --          --      --          --           --              --
Unrealized depreciation of
  short-term investments               --         --         --          --      --          --           --             (40)
                                 --------    -------    -------    --------    ----    --------     --------            ----
BALANCE AT
  DECEMBER 31, 1996              $     --    $    --    $    --    $     --    $118    $249,591     $(47,220)           $  4
                                 ========    =======    =======    ========    ====    ========     ========            ====


                                            Cumulative
                                             Effect of
                                             Currency         Total
                                            Translation    Stockholders'
                                             Adjustment       Equity
                                            -----------    -------------
BALANCE AT
  DECEMBER 31, 1993                             $  6        $ 32,762
Capital contributions                             --             605
Conversion of preferred stock                     --              --
Net income                                        --           1,021
Effect of currency
  translation adjustment                         (17)            (17)
                                                ----        --------
BALANCE AT
  DECEMBER 31, 1994                              (11)         34,371
Sale of common stock
  to the public                                   --          66,042
Net loss                                          --          (2,405)
Effect of currency
  translation adjustment                          (8)             (8)
Unrealized appreciation of
  short-term investments                          --              44
                                                ----        --------
BALANCE AT
  DECEMBER 31, 1995                             $(19)       $ 98,044
Exercise of stock options                         --             638
Sale of common stock to
  the public                                      --         116,256
Tax benefits related to exercise
  of stock options                                --           1,128
Issuance of stock in connection
  with an acquisition                             --          28,715
Net loss                                          --         (42,267)
Effect of currency
  translation adjustment                         (67)            (67)
Unrealized depreciation of
  short-term investments                          --             (40)
                                                ----        --------
BALANCE AT
  DECEMBER 31, 1996                             $(86)       $202,407
                                                ====        ========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
(in thousands)

HCIA INC. AND SUBSIDIARIES


                                                                           1994             1995             1996
                                                                         --------        ---------        ----------
Cash flows from operating activities:
  Net income (loss)                                                      $ 1,021         $ (2,405)        $ (42,267)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
      Depreciation and amortization                                        4,826            6,864            12,670
      Write-off of acquired in-process research and development costs         --           12,152            48,065
      Income tax benefit related to stock options                             --               --             1,128
      Deferred tax provision                                                (338)          (3,625)            5,606
      Changes in operating assets and liabilities:
         Accounts receivable                                                (349)          (7,078)          (12,057)
         Income taxes payable/receivable                                   1,097              973            (1,637)
         Prepaid expenses                                                   (234)          (1,505)             (328)
         Accounts payable                                                   (853)             215            (1,247)
         Accrued salaries, benefits and other liabilities                   (771)            (816)              812
         Deferred revenue                                                     40           (1,714)              674
         Minority interest                                                     3               75                --
                                                                         -------         --------         ---------
            Net cash provided by operating activities                      4,442            3,136            11,419
                                                                         -------         --------         ---------
Cash flows from investing activities:
  Purchases of furniture and equipment                                    (1,568)          (3,145)           (6,357)
  Cost of acquisitions, net of cash acquired                                  --          (35,271)         (146,765)
  Computer software costs purchased or capitalized                        (2,603)          (6,151)          (12,671)
  Other intangible assets purchased or capitalized                          (779)            (716)           (1,742)
  Purchases of short-term investments                                         --          (69,312)          (59,640)
  Proceeds from disposals of short-term investments                           --           46,077            82,370
  Payments on note receivable                                                108            1,551                --
  Other                                                                      (40)             104               (67)
                                                                         -------         --------         ---------
            Net cash used in investing activities                         (4,882)         (66,863)         (144,872)
                                                                         -------         --------         ---------
Cash flows from financing activities:
  Proceeds from exercise of stock options                                     --               --               638
  Proceeds from public offerings                                              --           66,042           116,256
  Proceeds from issuance of preferred stock                                  605               --                --
  Issuance of stock in connection with an acquisition                         --               --            28,715
  Acquisition related borrowings                                              --               --            86,000
  Repayment of acquisition related borrowings                                 --               --           (86,000)
  Fees paid to establish credit facilities                                    --               --              (520)
  Borrowing from related party                                             1,400            2,915                --
  Repayments of notes payable                                                 --             (513)           (1,246)
  Repayments of related party borrowings                                  (1,250)          (1,900)               --
  Principal payments on capital leases                                      (187)            (315)             (211)
                                                                         -------         --------         ---------
            Net cash provided by financing activities                        568           66,229           143,632
                                                                         -------         --------         ---------
Impact of currency fluctuations on cash and cash equivalents                 (17)              (8)              (67)
                                                                         -------         --------         ---------
Increase in cash and cash equivalents                                        111            2,494            10,112
Cash and cash equivalents -- beginning of year                               585              696             3,190
Cash and cash equivalents -- end of year                                 $   696         $  3,190         $  13,302
                                                                         =======         ========         =========
Supplemental cash flow information
           -- cash paid during the year for interest                     $   137         $     89         $     461
                                                                         =======         ========         =========
           -- cash paid during the year for income taxes                 $    --         $  1,088         $     790
                                                                         =======         ========         =========

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1994, 1995, AND 1996

HCIA INC. AND SUBSIDIARIES

(1) BACKGROUND

(a) Description of Business
HCIA Inc. ("HCIA" or the "Company") is a health care information content company that develops and markets integrated clinical information systems and products. The Company's systems and products range from standardized databases to highly focused decision support systems that assist its customers in evaluating the efficacy and economics of health care delivery. The Company's customers include hospitals, integrated delivery systems, self-insured employers, pharmaceutical companies and managed care organizations.

(b) Public Offerings
During February 1995, the Company completed an initial public offering of approximately 2.0 million shares of common stock at $14.00 per share.

In August 1995, the Company completed a public offering of approximately 2.6 million shares at $28.50 per share, consisting of 1.5 million shares issued by the Company and approximately 1.1 million shares sold by the Company's then largest stockholder, AMBAC Inc. ("AMBAC").

In May 1996, approximately 4.2 million shares of the Company's common stock were sold by AMBAC in a public offering. In connection with the offering the Company sold 261,951 shares of common stock at $51.00 per share.

In August 1996, approximately 2.2 million shares of the Company's common stock were sold at $54.125 per share in a public offering. Of these shares, 216,696 were sold by certain stockholders. The Company did not receive any of the proceeds from the sale of shares by the selling stockholders.

Net  proceeds  to  the  Company  from  the   offerings   discussed   above  were
approximately $182.3 million.

(c) Acquisitions
Certain information regarding the Company's major acquisitions in the periods covered by these financial statements is summarized below:

                                   Datis                  CHAMP                Response                   LBA
                          ----------------------  ---------------------  ---------------------  -----------------------
                                        Life of                Life of               Life of                   Life of
                                         Asset                  Asset                 Asset                     Asset
                                        -------                -------               -------                   -------
Purchase Price            $14,250,000             $17,500,000            $6,261,000             $128,829,000
Assets Acquired
  Current Assets          $ 1,338,000             $   175,000            $1,274,000             $  4,681,000
  Furniture & Equipment   $ 1,092,000  3-5 years           --            $  293,000  3-5 years  $  1,533,000  3-5 years
  Other Assets                $25,000                      --                    --                       --
  Deferred tax asset               --                      --            $  221,000             $ 18,534,000
  Software                $   233,000    5 years  $   859,000   5 years  $  255,000    5 years            --
  Trade Name                       --             $ 1,266,000  12 years          --                       --
  Customer base                    --             $   595,000  12 years $   393,000   12 years  $  5,135,000   10 years
  Methodologies                    --                      --                    --             $ 12,843,000    6 years
  Assembled Workforce              --             $ 1,102,000  12 years $   133,000   12 years  $  4,080,000   10 years
  Goodwill                $16,503,000   20 years  $ 1,351,000  12 years $   304,000   15 years  $ 43,859,000   20 years
  In-process research
    & development                  --             $12,152,000           $ 4,309,000             $ 41,507,000
Liabilities assumed       $ 4,941,000                      --           $   921,000             $  3,343,000


                                              HealthChex
                                        ----------------------
                                                      Life of
                                                       Asset
                                                      -------
Purchase Price                          $11,503,000
Assets Acquired
  Current Assets                        $   508,000
  Furniture & Equipment                 $   590,000  3-5 years
  Other Assets                                   --
  Deferred tax asset                    $   835,000
  Software                                       --
  Trade Name                                     --
  Customer base                         $   599,000   10 years
  Methodologies                         $ 1,628,000    5 years
  Assembled Workforce                   $   715,000   10 years
  Goodwill                              $ 5,107,000   20 years
  In-process research
    & development                       $ 2,249,000
Liabilities assumed                     $   728,000

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HCIA INC. AND SUBSIDIARIES

On April 28, 1995, the Company acquired all of the capital stock of Datis Corporation ("Datis") for $14,250,000 in cash. Datis provided databases and related analyses to hospitals and hospital systems. The goodwill amortization period is based on the nature of Datis' products and markets and the historical rates of change in the products and markets.

On December 15, 1995, the Company acquired the assets constituting the CHAMP unit of William M. Mercer, Incorporated ("CHAMP") for $17,500,000 in cash. CHAMP provides database and analytical reporting services to large employers to assist them in the management of their healthcare costs.

On May 15, 1996, the Company acquired all of the outstanding stock of Response Healthcare Information Management, Inc. ("Response") for $6,261,000 in cash. Response develops and markets information products which capture and analyze point-of-care, patient-centered data relating to disease-specific outcomes measurement and member/patient satisfaction.

On August 9, 1996, the Company acquired all of the capital stock of LBA Holdings, Inc. (formerly HealthVision, Inc.) and its operating subsidiary LBA Health Care Management, Inc. ("LBA"). The purchase price including acquisition expenses was $128,829,000, of which $100,114,000 was paid in cash and
$28,715,000 was paid through the delivery of 492,961 shares of the Company's common stock. LBA develops and markets information products that analyze and benchmark detailed clinical and productivity outcomes. The cash portion of the purchase price was funded primarily through a credit facility obtained from First Union National Bank of North Carolina ("First Union") consisting of a $50,000,000 term loan and a $36,000,000 draw on a $50,000,000 revolving line of credit (see note 9). These loans were repaid with a portion of the proceeds from the Company's August 1996 public offering.

On December 2, 1996, the Company purchased all of the capital stock of Equifax Health Analytical Services, Inc. ("HealthChex") for $11,503,000 in cash. The parties have agreed to make an election under Internal Revenue Code Sec. 338(h)(10) to treat this acquisition as an asset purchase for tax purposes. HealthChex provides physician profiling and medical claims review systems to health care providers and payors.

The values and lives of the intangible assets and in-process research and development costs obtained in the CHAMP, Response, LBA and HealthChex acquisitions were determined by an independent appraiser. The lives and values of the intangible assets were based on, among other things, employee retention rates, customer retention rates and the historical rates of change in the products and markets. The current fair value of in-process research and development costs was determined, based on the risk-adjusted cash flows (at discount rates of 19% to 22%), of specifically identified technologies for which technological feasibility had not yet been established pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS No. 86") and for which future alternative uses did not exist. Consideration of technological feasibility for purposes of these calculations was given on a basis consistent with that normally utilized by the Company (see note 2d). Non-recurring charges to write off these costs were recorded on the date of each acquisition. These charges are recorded as operating expenses on the accompanying consolidated statements of operations.

During November 1995, the Company acquired an additional 36% interest in CHKS Limited ("CHKS"). As a result of this acquisition, CHKS became a wholly owned subsidiary of the Company. The Company issued notes payable to the former shareholders in the principal amount of $2,795,000. This acquisition was accounted for using the purchase method of accounting and resulted in additional goodwill of $2,709,000. The goodwill is being amortized over its estimated useful life of 15 years. The estimate of the amortization period is based on the nature of the products and markets of CHKS and the historical rate of change in the products and markets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

HCIA INC. AND SUBSIDIARIES

Also during 1995, the Company acquired certain assets and assumed certain liabilities of John Froehlich Associates, MetriCor Inc. and MetaGenerics. The aggregate purchase price for these acquisitions was $1,677,000, consisting of cash of $1,166,000 and notes payable of $511,000. These acquisitions resulted in increases in furniture and equipment of $75,000, increases in other intangible assets of $1,938,000 and increases in current liabilities of $336,000. The other intangible assets consist of goodwill which is being amortized on a straight-line basis over estimated useful lives of 10 to 15 years. The estimate of each amortization period is based on the nature of the products and markets of the acquired entities and the historical rate of change in the products and markets.

During 1996 the Company also acquired all of the stock of IASIST S.A. and all of the interests in Managed Marketing LLC. The aggregate purchase price for these acquisitions was $2,713,000 and was paid in cash. These acquisitions resulted in increases in current assets of $496,000, furniture and equipment of $85,000, software of $303,000 and goodwill of $2,159,000, offset by increased current liabilities of $330,000. The goodwill is being amortized on a straight-line basis over its estimated useful life of 15 years. The estimate of each amortization period is based on the nature of the products and markets of the acquired entities and the historical rates of change in the products and markets.

Unless otherwise noted, funding for the acquisitions discussed above was provided from the proceeds of the Company's public offerings. All of these acquisitions were accounted for using the purchase method of accounting.

Unaudited pro forma combined results of the operations of the Company for the years ended December 31, 1995 and 1996 are presented below and have been prepared assuming that the acquisitions discussed above had been made as of January 1, 1995.

                                    1995               1996
                                  -------            -------
                                          (unaudited)

Revenue                           $79,456            $93,568
Net income                        $ 2,146            $ 7,192
Net income per share              $  0.20            $  0.59


The pro forma results include the historical accounts of the Company and the acquired entities adjusted to reflect the effects of the depreciation and amortization of the acquired identifiable tangible and intangible assets based on the new cost basis of the assets acquired, additional interest expense related to notes payable issued in connection with certain acquisitions, the reversal of the non-recurring write-off of acquired in-process research and development costs recorded in connection with certain acquisitions and related income tax effects. The pro forma results are not necessarily indicative of actual results which might have occurred had the operations and management of the Company and the acquired entities been combined in 1995 and 1996.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Principles of Consolidation
The accompanying financial statements include the accounts of the Company and its subsidiaries. The minority interest of CHKS for the periods before it became wholly owned is stated separately on the financial statements. All significant intercompany transactions have been eliminated in consolidation.

(b) Cash Equivalents and Short-Term Investments
Cash equivalents consist of highly liquid securities with original maturities of three months or less at the date acquired by the Company. At December 31, 1995 and 1996, the Company's short-term investments, which are classified as an available for sale securities portfolio, consist of the following:


                                              1995                                 1996
                                 -----------------------------         -------------------------
                                   Fair Value          Cost            Fair Value         Cost
                                 -------------     -----------         ----------       --------
Auction Market Preferred Stock   $ 7,000,000       $ 7,000,000         $     --         $     --
Variable Rate Debentures           5,500,000         5,500,000               --               --
Municipal Bonds                   10,780,000        10,736,000          510,000          506,000
                                 -----------       -----------         --------         --------
     Total                       $23,280,000       $23,236,000         $510,000         $506,000
                                 ===========       ===========         ========         ========


The portfolio is carried at fair value in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." All securities mature within one year. Realized gains and losses are recorded using the specific identification basis to determine costs. During 1995 and 1996, proceeds from sales of the securities totaled $46,077,000 and $82,370,000, respectively. Gross realized gains and losses on sales of the securities were immaterial in 1995 and 1996.

(c) Furniture and Equipment
Furniture and equipment are stated at cost. Included in furniture and equipment are computer hardware, furniture and fixtures and leasehold improvements. These costs are being depreciated on the straight-line method over their estimated useful lives of three to five years.

(d) Computer Software Costs
Computer software costs include the cost of internally developed software and the fair market value assigned to computer software obtained in purchase transactions. Costs for internally developed software are capitalized in accordance with SFAS No. 86. These costs relate primarily to the building of production systems and extending existing applications to new markets or platforms using existing technologies and programming methods. The Company capitalizes only those costs incurred after a detailed program design or, in the absence of such, a working prototype has been developed. The Company generally develops its applications in connection with customer contracts and includes the related costs as a component of operating expenses in the period incurred. The Company capitalized or purchased a total of $2,603,000, $7,260,000 and
$13,229,000 of computer software costs in 1994, 1995 and 1996, respectively, including $1,092,000 in 1995 and $558,000 in 1996 related to business acquisitions.

Capitalized costs are amortized, beginning with market availability, over the economic useful life of the product. Typically, this life is five years. The annual amortization expense is the greater of the amount computed using (a) the ratio that current gross revenues for a product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported. Amortization expense for computer software was $1,456,000, $2,048,000 and $3,816,000 during 1994, 1995 and 1996, respectively.
Accumulated amortization for computer software was $6,510,000 and $10,326,000 at December 31, 1995 and 1996, respectively.

The Company evaluates, on a quarterly basis, the recoverability of capitalized software costs on the basis of whether such costs are fully recoverable from projected undiscounted cash flows of individual system and product lines.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(e) Revenue Recognition
Revenue from license fees for access to the Company's databases is recognized when access to the database is made available to the customer. Revenue from custom system or database development and implementation contracts
is  recognized  on  a  percentage  of  completion   basis  using  the
cost-to-cost method. This method of accounting has resulted in unbilled accounts receivable of $3,073,000 and $3,686,000 at December 31, 1995 and 1996,
respectively. On a quarterly basis, the Company assesses whether the current estimate of total contract costs for each of these contracts indicates a loss is expected and accrues any such losses on the entire contract in that quarter. Where the Company has contracted to provide both access to a Company database and development of a custom database, the contract value is segmented into its discrete elements according to their relative values, and revenue is recognized separately on each element in accordance with the above.

Revenue from group data contracts, which obligate the Company to process data, produce reports and update databases on periodic intervals, is recognized as the contracted obligations are fulfilled.

Revenue from licensing of software products is recognized upon shipment, provided that no vendor obligations remain outstanding. While the Company has no significant post-contract support ("PCS") obligations, any revenue related to insignificant PCS obligations on software licenses is deferred and recognized over the contract term. The Company determines the component of revenue applicable to PCS obligations based upon its experience in fulfilling such obligations.

Revenue on all other products is recognized when the product is shipped.

During  1994,  one  customer  accounted  for 12% of the  Company's  revenue.  At
December 31, 1994, receivables from that customer represented 12% of the Company's trade accounts receivable. Consistent with Company policy, no collateral or other security was held with respect to such trade accounts receivable. During 1995 and 1996, no single customer accounted for 10% or more of the Company's revenue or trade accounts receivable.

(f) Foreign Currency Translation
The assets and liabilities of the Company's foreign operations are translated at year-end exchange rates, while revenue and expenses are translated at rates prevailing during the period. Accordingly, translation adjustments that arise due to fluctuations in exchange rates are excluded from operations and are reported as a separate component of stockholders' equity.

(g) Income Taxes
Prior to the completion of the Company's initial public offering in February 1995, the Company was party to a federal tax-sharing agreement with AMBAC and was included in AMBAC's consolidated federal income tax return. The tax-sharing agreement provided for the determination of tax expense or benefit based on the contribution of the Company to AMBAC's tax liability, computed substantially as if the Company filed a separate income tax return. The tax liability due AMBAC was settled quarterly, with a final settlement taking place after the filing of the consolidated federal tax return. Commencing February 22, 1995, the Company was no longer included on a consolidated basis for tax purposes with AMBAC and is responsible for filing its own federal income tax return.

The Company uses the asset and liability method required by Statement of Financial Accounting Standards No. 109, "Accounting For Income Taxes," to account for deferred income taxes. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards based on enacted rates expected to be in effect when such amounts are realized or settled. The effects of changes in tax laws or rates on deferred tax assets and liabilities are recognized in the period that includes the enactment date.

(h) Earnings Per Share
Earnings per share has been calculated based upon the weighted average number of shares outstanding and using the treasury stock method for outstanding stock options. The number of shares used in this calculation has been adjusted to reflect a one-for-three reverse stock split and the conversion of Class A and Class B common stock into a single class of common stock (see note 10). For 1994, the fair market value per share for the purpose of the calculation of the weighted average shares outstanding was assumed to be $11.00, which was the mid-point of the Company's initial public offering price range.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(i) Accounting for Stock Options
The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") in accounting for its stock options. Additional information required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("SFAS No. 123") is discussed in Note 10.

(j) Use Of Estimates
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

(k) Reclassifications
Certain amounts for 1994 and 1995 have been reclassified to conform to the presentation for 1996.

(3) FURNITURE AND EQUIPMENT

Furniture and equipment consist of the following at December 31:

                                          1995             1996
                                      ------------     ------------
Computer equipment                    $ 8,629,000      $15,274,000
Office furniture and equipment          1,398,000        1,881,000
Other                                     392,000          516,000
                                      -----------      -----------
                                       10,419,000       17,671,000
Less accumulated depreciation          (3,843,000)      (5,483,000)
                                      -----------      -----------
                                      $ 6,576,000      $12,188,000
                                      ===========      ===========

(4) OTHER INTANGIBLE ASSETS

Other intangible assets at December 31, 1996 consist of the following:

                                       Capitalized    Accumulated     Carrying      Weighted
                                          Cost       Amortization      Value      Average Life
                                     -------------   ------------  -------------  ------------
Databases                            $  7,788,000    $ 4,778,000   $  3,010,000         5
CPHA license and prepaid royalties     14,031,000      3,886,000     10,145,000        17
Goodwill                               79,467,000      4,777,000     74,690,000        19
Customer bases                          6,722,000        290,000      6,432,000        10
Methodologies                          14,471,000        919,000     13,552,000         6
Assembled workforce                     6,030,000        276,000      5,754,000        10
Other                                   2,274,000        256,000      2,018,000        13
                                     ------------    -----------   ------------
                                     $130,783,000    $15,182,000   $115,601,000
                                     ============    ===========   ============

Other intangible assets at December 31, 1995 consist of the following:

                                       Capitalized   Accumulated      Carrying      Weighted
                                          Cost      Amortization       Value      Average Life
                                     -------------  ------------  -------------   ------------
Databases                             $ 5,888,000    $3,711,000    $ 2,177,000         5
CPHA license and prepaid royalties     14,031,000     3,061,000     10,970,000        17
Goodwill                               27,536,000     2,231,000     25,305,000        17
Customer bases                            595,000            --        595,000        12
Assembled workforce                     1,102,000            --      1,102,000        12
Other                                   2,274,000        85,000      2,189,000        13
                                      -----------    ----------    -----------
                                      $51,426,000    $9,088,000    $42,338,000
                                      ===========    ==========    ===========

Databases consist of the fair market value of various acquired databases, the cost of acquiring data and internal development costs (direct labor and related overhead) incurred in standardizing data for use in internally developed databases. These assets are being amortized on a straight-line basis over their estimated useful lives of five years. Amortization expense for databases was approximately $839,000, $962,000 and $1,067,000 during 1994, 1995 and 1996, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 1992, the Company acquired an exclusive  license to access and  sell  the
databases  and  certain  other  assets  of  the   Commission  on Professional
and Hospital Activities ("CPHA"). This license was recorded at its estimated fair value of $8,073,000 at the date of acquisition and is being amortized on a straight-line basis over 17 years. The amortization period was determined to be the estimated economic life cycle of the licensed properties, as corroborated by an independent appraisal, and reflected the remainder of the existing term of the license at the date of acquisition plus one renewal term provided under the terms of the agreement. Under the terms of the license, the Company paid royalties to CPHA based on revenues earned utilizing the licensed assets. Subsequent to the acquisition, the Company and CPHA entered into a new license agreement. Under the terms of the new agreement, the Company paid $5,958,000 to CPHA in lieu of future royalty obligations. The payment is recorded as prepaid CPHA royalties and is being amortized on a straight-line basis over 17 years, consistent with the estimated economic life of the licensed properties.

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Goodwill is being amortized on a straight-line basis over 10 to 20 years. Such amortization periods are estimated based on the nature of the products and markets of the acquired companies and the historical rates of changes in these products and market areas.

Customer bases, methodologies and assembled workforces were obtained through the CHAMP, Response, LBA and HealthChex acquisitions. The values and lives of these assets were determined by an independent appraiser based on factors such as going concern value, employee turnover and historical customer retention rates.

Other intangibles consist of a trade name obtained in the CHAMP acquisition and certain non-competition agreements. The value and life of the tradename was determined by an independent appraiser. The non-competition agreements are amortized over their 1 to 2 year terms commencing with the date the employees are no longer employed by the Company.

(5) ACCRUED SALARIES, BENEFITS AND OTHER LIABILITIES

Accrued salaries, benefits and other liabilities consist of the following at December 31:


                                          1995                1996
                                       ----------          ----------
Accrued salaries                       $1,108,000          $2,220,000
Accrued benefits                          304,000             477,000
Accrued vacation                          562,000             681,000
Other                                   2,248,000           4,579,000
                                       ----------          ----------
                                       $4,222,000          $7,957,000
                                       ==========          ==========

(6) LEASES

The Company leases office space and certain equipment under operating leases. Rent expense for these leases was $1,527,000, $2,286,000 and 3,563,000 net of rental income of $0, $0 and $412,000 during 1994, 1995 and 1996, respectively. The minimum rental commitments under noncancelable operating leases as of December 31, 1996, are as follows:

Year Ending December 31:
  1997                                $ 4,619,000
  1998                                  4,042,000
  1999                                  3,910,000
  2000                                  2,906,000
  2001                                  2,274,000
  Thereafter                            1,400,000
                                      -----------
     Gross minimum payments required  $19,151,000
  Sublease Income                        (949,000)
                                      -----------
    Net minimum payments required     $18,202,000
                                      ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)  SAVINGS INCENTIVE PLAN

The Company maintains the HCIA Inc. Savings Incentive Plan, a profit sharing plan qualified under Section 401(a) of the Internal Revenue Code. All employees of the Company who have completed one year of service are eligible to participate in the Plan. Subject to certain limitations on individual contributions and allocations and Company deductions, the Plan allows participants to defer up to 15% of their pay on a pre-tax basis and up to 10% of their pay on an after-tax basis. The Company also makes matching contributions equal to 50% of the amount a participant defers up to 6% of the participant's pay. The Plan also provides for discretionary contributions by the Company. All participants are fully vested in all of their accounts in the Plan. The Company's contributions to the Plan during 1994, 1995 and 1996 were approximately $167,000, $194,000 and $397,000, respectively.

(8) INCOME TAXES

The income tax expense (benefit) relating to the operations of the Company consists of the following:


                                                  1994            1995             1996
                                              -----------     ------------      ----------
Federal and state:
  Current                                     $1,097,000      $ 2,071,000       $  280,000
  Deferred                                      (338,000)      (3,625,000)       5,606,000
                                              ----------      -----------       ----------
     Total income tax expense (benefit)       $  759,000      $(1,554,000)      $5,886,000
                                              ==========      ===========       ==========


The tax provisions in the accompanying financial statements differ from prevailing federal corporate rates. A reconciliation of this difference follows:


                                                      1994                     1995                        1996
                                                Amount      %          Amount         %            Amount          %
                                              -----------------    -----------------------     ------------------------
Computed expected tax expense
  (benefit) at statutory rate                 $623,000    35.0%    $(1,346,000)    (34.0)%     $(12,370,000)    (34.0)%
Goodwill amortization                           44,000     2.5         220,000       5.6            637,000       1.8
Tax-exempt interest                                 --      --        (234,000)     (5.9)          (216,000)     (0.6)
State tax, net of federal benefit               93,000     5.2        (224,000)     (5.7)        (1,609,000)     (4.4)
Acquired in-process research and development        --      --              --        --         19,226,000      52.8
Other, net                                      (1,000)     --          30,000       0.7            218,000       0.6
                                              ----------------     ---------------------       ----------------------
Provision (benefit) for income taxes          $759,000    42.7%    $(1,554,000)    (39.3)%     $  5,886,000      16.2%
                                              ================     =====================       ======================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities and deferred tax assets at December 31, 1995 and 1996, are presented below:

                                                    1995                1996
                                                 ----------         -----------

Deferred tax assets:
  Operating accruals                             $  403,000         $   881,000
  Basis difference in intangibles                 6,297,000          10,091,000
  Bonus accrual                                          --           2,005,000
  Net operating loss carryforwards                       --          11,457,000
                                                 ----------         -----------
  Gross deferred tax assets                       6,700,000          24,434,000
  Valuation allowance                                    --                  --
                                                 ----------         -----------
  Net deferred tax assets                         6,700,000          24,434,000
                                                 ----------         -----------
Deferred tax liabilities:
  Capitalized software                            3,005,000           6,226,000
  Fixed assets                                      605,000           1,134,000
                                                 ----------         -----------
Total deferred tax liabilities                    3,610,000           7,360,000
                                                 ----------         -----------

Net deferred tax assets                          $3,090,000         $17,074,000
                                                 ==========         ===========


The valuation allowance for deferred tax assets as of January 1, 1995 and December 31, 1995 and 1996 was $0. Therefore, there was no net change in the valuation allowance for 1995 and 1996.

The Company has net operating loss carryforwards of $41,600,000 at December 31, 1996, which expire between 2002 and 2011.

(9) CREDIT AGREEMENT

In August 1996 the Company obtained a credit facility from First Union totaling $100,000,000, consisting of a $50,000,000 term loan and a $50,000,000 revolving line of credit. The Company incurred a one-time facility fee and related expenses of $520,000 which is being amortized over the five year term of the line of credit. The Company borrowed the entire $50,000,000 term loan and approximately $36,000,000 of the line of credit in connection with the LBA acquisition (see note 1(c)). These borrowings were repaid by August 31, 1996 with a portion of the proceeds from the Company's August 1996 public offering of its common stock (see note 1(b)). The Company currently maintains the
$50,000,000 line of credit (subject to borrowing limitations) and made no additional borrowings against it during 1996.

The line of credit bears interest at rates ranging from First Union's prime rate to prime plus 0.5% or LIBOR (5.5% at December 31, 1996) plus 0.75% to LIBOR plus 1.75%, depending on the Company's debt to cash flow ratio. The Company pays a commitment fee on the unused portion of the line of credit at rates ranging from 0.25% to 0.375% depending on the Company's debt to cash flow ratio. The line of credit is subject to financial covenants including debt to cash flow and debt to capital ratios. As of December 31, 1996, the Company was in compliance with all such covenants and had a maximum borrowing capacity of $50,000,000. The credit facility reduces to $37,500,000 in July 1999, $25,000,000 in July 2000 and expires on July 31, 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) STOCKHOLDERS' EQUITY

(a) Capital Amendment
Effective February 14, 1995, the Company filed an amendment to its articles of incorporation which effected: (i) a one-for-three reverse stock split; (ii) the conversion of the Class A and Class B common stock into a single class of common stock; and (iii) the authorization of a total of 15,000,000 shares of common stock and 500,000 shares of preferred stock, each having a par value of $.01 per share. All references to common stock and stock options in these financial statements have been adjusted to reflect the one-for-three reverse stock split as if it had occurred prior to January 1, 1994. Effective August 12, 1996, the Company filed an amendment to its articles of incorporation increasing the authorized number of shares of common stock to 50,000,000.

(b) Common and Preferred Stock
The preferred stock may be issued from time to time by the board of directors as shares of one or more series. The description of the shares of each series of preferred stock is established by the board of directors prior to the issuance of the series of shares.

During 1994, the Company issued 2,378,672 shares of common stock to AMBACin exchange for the 225,621 shares of preferred stock then outstanding.

During 1995, the Company issued 3,512,500 shares of common stock in connection with its public offerings.

During 1996, the Company issued 2,261,591 shares of common stock in connection with its public offerings and 492,961 shares in connection with its acquisition of LBA.

(c) Options
At December 31, 1994, 1995 and 1996, the Company had outstanding stock options as follows:

Stock options outstanding pursuant to:

                                          1994            1995            1996
                                        -------         -------        ---------

HCIA Stock Option Plan                       --         169,933          956,266
Directors' Option Plan                       --          22,500           57,000
Other options                           374,226         507,800          451,111
                                        -------         -------        ---------
Total stock options outstanding         374,226         700,233        1,464,377
                                        =======         =======        =========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The HCIA Stock Option Plan provides that up to 1,350,000 options may be issued to employees of the Company. Options granted to date under this plan vest over a period of three or four years and expire ten years from date of grant. The
Directors' Option Plan provides that up to 200,000 options may be issued to outside directors of the Company. Options granted to date under this plan vest over periods of one to two years and expire ten years from the date of grant. The Company has also issued non-plan options which generally vest over periods of two or three years and expire six to ten years from date of grant. In February 1995, the Company issued a non-plan option to its chief executive officer which was fully vested on the date of grant and expires ten years from date of grant. All stock options issued by the Company have been granted with exercise prices equal to or greater than the estimated fair market value of the common stock on the date of grant. Stock option transactions are summarized as follows:

                                            1994                1995                  1996
                                     -----------------    -----------------  -------------------
                                              Weighted             Weighted             Weighted
                                               Average              Average              Average
                                              Exercise             Exercise             Exercise
                                      Shares    Price      Shares    Price     Shares     Price
                                     -------  --------    -------  --------  ---------  --------
Outstanding at beginning of year     164,997   $ 6.00     374,226   $ 8.62     700,233   $13.80
Granted                              217,563   $10.50     357,433   $18.99   1,524,000   $45.61
Exercised                                 --       --      (6,427)  $10.50     (62,605)  $ 9.27
Cancelled                             (8,334)  $ 6.00     (24,999)  $11.20    (697,251)  $58.35
Outstanding at end of year           374,226   $ 8.62     700,233   $13.80   1,464,377   $25.89
Options exercisable at end of year        --       --     186,867   $13.50     345,215   $13.13

The following summarizes information about stock options outstanding as of December 31, 1996:

                                    Options Outstanding                            Options Exercisable
                      -----------------------------------------------         ---------------------------
                        Number        Weighted Avg.       Weighted              Number        Weighted
   Range of           Outstanding       Remaining          Average            Exercisable      Average
Exercise Prices       at 12/31/96   Contractual Life   Exercise Price         at 12/31/96  Exercise Price
---------------       -----------   ----------------   --------------         -----------  --------------
      $6                126,097            3.5           $ 6.00                 47,766         $ 6.00
  $10 to $15            367,848            7.8            12.43                265,215          12.83
  $25 to $30            797,932            9.7            28.30                 32,234          26.17
  $48 to $51             29,500            9.1            48.65                     --             --
    $59.88              143,000            9.6            59.88                     --             --
                      ---------            ---           ------                -------         ------
                      1,464,377            8.7           $25.89                345,215         $13.13
                      =========            ===           ======                =======         ======

The Company applies APB No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation expense has been recognized in connection with its stock options. Had compensation expense for the Company's stock options been determined consistent with SFASNo. 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                          1994            1995            1996
                                         ------         --------       ---------
Net Income              As reported      $1,021         $(2,405)       $(42,267)
                          Pro forma      $  812         $(2,996)       $(43,795)
Earnings per share      As reported      $ 0.19         $ (0.31)       $  (4.19)
                          Pro forma      $ 0.15         $ (0.39)       $  (4.34)

The fair value of the options for purposes of the above pro forma disclosure was calculated using the Black-Scholes option pricing model and the following assumptions: a risk-free interest rate of 6.58%, weighted average expected life of six to seven years, no dividend payments and a volatility of 31.29% based on the annualized 10 year industry average. The effects of applying SFAS No. 123 in the pro forma net income and earnings per share for 1994, 1995 and 1996 may not be representative of the effects on such pro forma information for future years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying amount of cash and cash equivalents, trade accounts receivable, other current assets, accounts payable, accrued expenses and capital lease obligations approximates fair value because of the short-term maturity of these instruments. The fair value of short-term investments is estimated based on quoted market prices for these or similar investments. The Company has notes payable to individuals relating to certain of its business acquisitions. It is not practicable to estimate the fair value of these notes since they are not traded, no quoted values are readily available for similar financial instruments and the Company believes it is not cost-effective to have valuations performed. However, management believes that there has been no permanent change in the value of such notes.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

                  Not applicable.

                                    PART III

Item 10. Directors and Executive Officers.

                  The information required by this Item is contained in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders under the headings "Election of Directors" and "Additional Information -- Section 16(a) Beneficial Ownership Reporting Compliance," and in Item 4A of this Form 10-K.

Item 11. Executive Compensation.

                  The information required by this Item is contained in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders under the heading "Executive Compensation and Other Information."

Item 12. Security Ownership of Certain Beneficial Owners and Management.

                  The information required by this Item is contained in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders under the heading "Security Ownership of Management and Certain Beneficial Owners."

Item 13. Certain Relationships and Related Transactions.

                  The information required by this Item is contained in the Company's Proxy Statement for the 1997 Annual Meeting of Stockholders under the heading "Certain Transactions."

                                     PART IV

Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K.

         (a)      The following documents are filed as a part of this Report:

                  1. The following report and financial statements are included in Item 8 of this Report:


                     Independent Auditors' Report
                     Consolidated Balance Sheets
                     Consolidated Statements of Operations
                     Consolidated Statements of Changes in Stockholders' Equity Consolidated Statements of Cash Flows
                     Notes to Consolidated Financial Statements

         (b)      Form 8-Ks:

                  1. On October 1, 1996, the Company filed a Form 8-K enclosing a press release announcing the preliminary results for the quarter ended September 30, 1996.

                  2. On October 23, 1996, the Company filed a Form 8-K/A-2 (i) enclosing a press release announcing the results for the quarter ended June 30, 1996 and (ii) including the following financial statements relating to the previously announced acquisition of LBA:

                     Financial Statements of Datis Corporation
                     Financial Statements of William M. Mercer, Incorporated
                        National Health Analysis Unit (CHAMP)
                     Financial Statements of HealthVISION, Inc.
                     Financial Statements of LBA Health Care Management, Inc. Pro Forma Financial Statements

         (c)      Financial Statement Schedules:

                     Independent Auditors' Report on Schedule
                     Schedule II -- Valuation and Qualifying Accounts

                  All other schedules to the financial statements for which provision is made in the accounting regulations of the Commission are not applicable, not required or the information is included in the financial statements or notes thereto and therefore have been omitted.

         (d)      Exhibits:

       Exhibit
        Number                                   Description
       -------                                   -----------
          3.1       ***      Articles of Incorporation of the Registrant, as amended to date.
          3.2                Bylaws of the Registrant, as amended to date.
         10.1       *        Employment Agreement dated as of January 1, 1995 by and between the
                             Registrant and George D. Pillari.
        10.1.1               First Amendment to Employment Agreement.
         10.2                HCIA Inc. 1994 Stock and Incentive Plan, as amended to date.
         10.3       **       Agreement dated December 4, 1992 by and among Healthcare Knowledge
                             Resources, Inc., the Registrant and the Commission on Professional and
                             Hospital Activities.
         10.4                HCIA Inc. 1995 Non-Employee Directors Stock Option Plan, as amended to date.
         10.5       **       Tax Sharing Agreement by and among AMBAC Inc., AMBAC Indemnity
                             Corporation,   American   Municipal   Bond  Holding
                             Company  and the  Registrant  dated  as of July 18,
                             1991.
         10.6       ***      Form of Management Retention Agreement.
         10.7       *        Registration Rights Agreement, dated August 10, 1995, by and among the
                             Registrant, George D. Pillari, AMBAC Inc. and AMBAC Indemnity
                             Corporation.
         10.8       ***      Registration Rights Agreement, dated August 9, 1996, by and among the
                             Registrant and certain stockholders.
         10.9       ***      Credit Agreement,  dated August 8, 1996, by and
                             between   First  Union   National   Bank  of  North
                             Carolina, as Agent, and the Registrant.
         11.1                Statement regarding Computation of Per Share Earnings.
         21.1                Subsidiaries of the Registrant.
         23.1                Consent of KPMG Peat Marwick LLP.
         27.1                Financial Data Schedule

------------
* Incorporated by reference to the Registrant's Registration Statement on Form S-1. (File No. 33-94946).
** Incorporated by reference to the Registrant's Registration Statement on Form S-1. (File No. 33-88226).
*** Incorporated by reference to the Registrant's Registration Statement on Form S-3. (File No. 333-08639).

                                   SIGNATURES

                  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HCIA INC.


                                       By:  /s/ George D. Pillari
                                            ----------------------------------
                                            George D. Pillari
                                            Chairman of the Board, President &
                                            CEO

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

         Signature                     Title                           Date
         ---------                     -----                           ----

/s/ George D. Pillari          Chairman of the Board,             March 28, 1997
---------------------------    President and Chief
George D. Pillari              Executive Officer
                               (principal executive
                                officer)

/s/ Barry C. Offutt            Senior Vice President              March 28, 1997
---------------------------    and Chief Financial Officer
Barry C. Offutt                (principal financial and]
                                accounting officer)

/s/ Phillip B. Lassiter        Director                           March 28, 1997
---------------------------
Phillip B. Lassiter

/s/ Richard Dulude             Director                           March 28, 1997
---------------------------
Richard Dulude

/s/ Richard Berman             Director                           March 28, 1997
---------------------------
Richard Berman

/s/ W. Grant Gregory           Director                           March 28, 1997
---------------------------
W. Grant Gregory

/s/ Mark C. Rogers             Director                           March 28, 1997
---------------------------
Mark C. Rogers

/s/ Carl J. Schramm            Director                           March 28, 1997
---------------------------
Carl J. Schramm

                                  Exhibit Index

                                                                                             Page No.
3.1  ***      Articles of Incorporation of the Registrant, as amended to date................
3.2           Bylaws of the Registrant, as amended to date...................................
10.1 *        Employment Agreement dated as of January 1, 1995 by and between the
              Registrant and George D. Pillari...............................................
10.1.1        First Amendment to Employment Agreement........................................
10.2          HCIA Inc. 1994 Stock and Incentive Plan, as amended to date....................
10.3 **       Agreement dated December 4, 1992 by and among Healthcare Knowledge
              Resources, Inc., the Registrant and the Commission on Professional and
              Hospital Activities............................................................
10.4          HCIA Inc. 1995 Non-Employee Directors Stock Option Plan, as amended to date....
10.5 **       Tax Sharing  Agreement by and among AMBAC Inc., AMBAC Indemnity
              Corporation,  American  Municipal  Bond  Holding  Company  and the
              Registrant dated as of July 18, 1991...........................................
10.6 ***      Form of Management Retention Agreement.........................................
10.7 *        Registration Rights Agreement, dated August 10, 1995, by and among the
              Registrant, George D. Pillari, AMBAC Inc. and AMBAC Indemnity Corporation......
10.8 ***      Registration Rights Agreement, dated August 9, 1996, by and among the
              Registrant and certain stockholders............................................
10.9 ***      Credit Agreement, dated August 8, 1996, by and between First Union National
              Bank of North Carolina, as Agent, and the Registrant...........................
11.1          Statement regarding Computation of Per Share Earnings..........................
21.1          Subsidiaries of the Registrant.................................................
23.1          Consent of KPMG Peat Marwick LLP...............................................
27.1          Financial Data Schedule........................................................

* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-94946).
** Incorporated by reference to the Registrant's Registration Statement on Form S-1. (File No. 33-88226).
*** Incorporated by reference to the Registrant's Registration Statement on Form S-3. (File No. 333-08639).

                          Independent Auditors' Report




The Board of Directors and Stockholders
HCIA Inc.:

Under date of January 23, 1997, we reported on the consolidated balance sheets of HCIA Inc. and Subsidiaries (the Company) as of December 31, 1995 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements,  we  also  audited  the  related  consolidated  financial  statement
schedule  in  the  Form  10-K.  This  financial   statement   schedule   is  the
responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                       KPMG PEAT MARWICK LLP

Baltimore, Maryland
January 23, 1997

                SCHEDULE II --- VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)

                                      Balance at    Charged to    Deductions    Balance
                                      Beginning     Costs and                      at
Description                           of Period      Expenses                    End of
                                                                                 Period
Allowance for Doubtful Accounts
    Year ended December 31, 1994.....    $499           $87       $(227)(A)        $359
    Year ended December 31, 1995.....     359           214        (119)(A)         454
    Year ended December 31, 1996.....     454           560          28 (A)       1,042


(A)      Accounts receivable write-offs and recoveries