Form 10-Q
period 1997-03-31
HCIA INC
filed 1997-05-14
CIK 935001

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934 For the Quarterly Period Ended March 31, 1997

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________________________ to
___________________.



                         Commission File Number 0-25378

                                    HCIA Inc.

             (Exact name of registrant as specified in its charter)



          Maryland                  .                           52-1407998
          --------                  -                           ----------

(State or other jurisdiction                                 (I.R.S. Employer
      of incorporation)                                   Identification Number)

300 East Lombard Street, Baltimore, Maryland                       21202.
--------------------------------------------                 -----------------
    (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code         (410) 895-7470
                                                       -----------------------


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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, at May 1, 1997:

Class:   Common Stock                       Number of Shares:  11,883,656
                                                             --------------

                           HCIA INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996
                                 (in thousands)


Part 1
Item 1.  Financial Statements

                                                                          1997            1996
                                                                       (Unaudited)
Current assets:
  Cash and cash equivalents..........................................    $  9,339       $ 13,302
  Short-term investments.............................................          --            510
  Trade accounts receivable, net of allowance for doubtful accounts
   of $1,251 in 1997 and $1,042 in 1996..............................      37,978         32,122
  Prepaid expenses and other current assets..........................       3,435          3,886
  Income tax receivable..............................................         125            339
  Deferred compensation funds held in trust..........................       5,321          5,321
                                                                         --------       --------

   Total current assets..............................................      56,198         55,480


Furniture and equipment, net.........................................      13,247         12,188
Computer software costs, net.........................................      23,287         20,425
Other intangible assets, net.........................................     113,567        115,601
Net deferred tax asset...............................................      15,860         17,074
Other................................................................         123            123
Deferred compensation funds held in trust............................       2,305          2,305
                                                                         --------       --------

   Total assets......................................................    $224,587       $223,196
                                                                         ========       ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable....................................................    $  2,202       $  1,315
 Accrued salaries, benefits and other liabilities....................       6,595          8,078
 Notes payable.......................................................         534          1,718
 Deferred revenue....................................................       1,666          2,052
 Acquired deferred compensation liability ...........................       5,321          5,321
                                                                         --------       --------

   Total current liabilities.........................................      16,318         18,484

 Acquired deferred compensation liability............................       2,305          2,305
                                                                         --------       --------

   Total liabilities.................................................      18,623         20,789
                                                                         --------       --------

Stockholders' equity:
Common stock-$.01 par value;50,000,000 shares authorized;
       issued and outstanding 11,833,656 as of March 31,
       1997 and 11,781,458 as of December 31, 1996...................         118            118
Additional paid-in capital...........................................     250,602        249,591
Accumulated deficit..................................................     (44,692)       (47,220)
Cumulative unrealized appreciation of short-term investments ........          40              4
Cumulative effect of currency translation adjustment ................        (104)           (86)
                                                                         --------       --------
    Total stockholders' equity.......................................     205,964        202,407
                                                                         --------       --------

Total liabilities and stockholders' equity...........................    $224,587       $223,196
                                                                         ========       ========


          See accompanying notes to consolidated financial statements.

                           HCIA INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three months ended March 31, 1997 and 1996
                     (in thousands, except per share data)
                                  (Unaudited)


                                                          1997          1996

Revenue..............................................   $25,725       $14,229

Salaries, wages and benefits ........................    10,875         6,686
Other operating expenses ............................     6,054         3,303
Depreciation ........................................       932           518
Amortization ........................................     3,740         1,792
                                                        -------       -------

      Operating income ..............................     4,124         1,930
Interest income .....................................       181           282
Interest expense ....................................        98            83
                                                        -------       -------

       Income before income taxes ...................     4,207         2,129
Provision for income taxes ..........................     1,679           838
                                                        -------       -------

       Net  income...................................   $ 2,528       $ 1,291
                                                        =======       =======


Net income per share.................................   $  0.21       $  0.14
                                                        =======       =======

Shares used in per share calculation ................    12,259         9,460
                                                        =======       =======

          See accompanying notes to consolidated financial statements.

                           HCIA INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
            Year ended December 31, 1996 and the three months ended
                                 March 31, 1997
                                 (in thousands)

                                                                   Cumulative
                                                                   Unrealized           Cumulative
                                                                  Appreciation/         Effect of
                                Additional                      (Depreciation) of        Currency            Total
                     Common       Paid-In      Accumulated         Short-term           Translation       Stockholders'
                     Stock        Capital        Deficit           Investments          Adjustment           Equity
                     ------     ----------     -----------      -----------------       -----------       ------------
BALANCE AT
DECEMBER 31,
1995                    90        102,882         (4,953)                44                 (19)             98,044
                     ------     ----------     -----------      -----------------       -----------       ------------

Exercise of stock
options                 --            638             --                 --                  --                 638

Sale of common
stock to the public     23        116,233             --                 --                  --             116,256

Tax benefits related
to exercise of stock
options                 --          1,128             --                 --                  --               1,128

Issuance of stock in
connection with an
acquisition              5         28,710             --                 --                  --              28,715

Net loss                --             --        (42,267)                --                  --             (42,267)

Effect of currency
translation
adjustment              --             --             --                 --                 (67)                (67)

Unrealized
depreciation of short-
term investments        --             --             --                (40)                 --                 (40)
                     ------     ----------     -----------      -----------------       -----------       ------------

BALANCE AT
DECEMBER 31,
1996                 $ 118       $249,591       $(47,220)              $  4                $(86)           $202,407
                     ------     ----------     -----------      -----------------       -----------       ------------

Exercise of stock
options                 --            453             --                 --                  --                 453

Tax benefits related
to exercise of stock
options                 --            558             --                 --                  --                 558

Net income              --             --          2,528                 --                  --               2,528

Effect of currency
translation
adjustment              --             --             --                 36                  --                  36

Unrealized
depreciation of short-
term investments        --             --             --                 --                 (18)                (18)
                     ------     ----------     -----------      -----------------       -----------       ------------

BALANCE AT
MARCH 31, 1997
(Unaudited)           $118       $250,602       $(44,692)              $ 40               $(104)           $205,964
                     ======     ==========     ============     ==================      ===========       ============

          See accompanying notes to consolidated financial statements.

                           HCIA INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 1997 and 1996
                                 (in thousands)
                                  (Unaudited)





                                                              1997      1996
Cash flows from operating activities:
      Net income..........................................  $ 2,528   $   1,291
      Adjustments to reconcile net income to net cash
         provided by operating activities:
            Depreciation and amortization.................    4,672       2,310
            Income tax benefit related to stock options...      558          --
            Deferred tax provision........................    1,214         150
            Changes in operating assets and liabilities:
               Accounts receivable........................   (5,856)     (1,263)
               Income taxes payable/receivable............      214         596
               Prepaid expenses and other current assets..      451        (553)
               Accounts payable...........................      887         403
               Accrued salaries, benefits and other
                 liabilities..............................   (1,483)       (366)
               Deferred revenue...........................     (386)      1,114
                                                            -------   ---------

                    Net cash provided by operating
                      activities..........................    2,799       3,682
                                                            -------   ---------

Cash flows from investing activities:
      Purchases of furniture and equipment................   (1,991)       (892)
      Cost of acquisitions, net of cash acquired..........       --        (613)
      Computer software purchased or capitalized..........   (4,095)     (2,095)
      Other intangible assets purchased or capitalized....     (473)       (352)
      Purchases of short-term investments.................       --     (15,112)
      Proceeds from disposals of short-term investments...      546      17,744
      Other...............................................       --        (721)
                                                            -------    --------
                    Net cash used in investing
                      activities..........................   (6,013)     (2,041)
                                                            -------    --------

Cash flows from financing activities:
      Proceeds from exercise of stock options.............      453         265
      Repayments of notes payable.........................   (1,184)       (736)
                                                            -------    --------
                     Net cash used in financing
                       activities.........................     (731)       (471)
                                                            -------    --------

Impact of currency fluctuations on cash and cash
  equivalents.............................................      (18)         (1)
                                                            -------    --------
Increase(Decrease) in cash and cash equivalents .........    (3,963)      1,169

Cash & cash equivalents - beginning of period.............   13,302       3,190
                                                            -------    --------

Cash & cash equivalents - end of period...................  $ 9,339    $  4,359
                                                            =======    ========

Supplemental cash flow information
             - cash paid during period for interest.......  $   111    $     65
                                                            =======    ========
             - cash paid during period for income taxes...  $   306    $     93
                                                            =======    ========

          See accompanying notes to consolidated financial statements.

                           HCIA INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1997
                                   (Unaudited)

(1)      Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles. In the opinion of management, these statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial condition, results of operations, changes in stockholders' equity and cash flows for the periods presented. The results of operations for the period ended March 31, 1997 may not be indicative of the results that may be expected for the full year ending December 31, 1997. These financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of the Company for the year ended December 31, 1996 as contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (1934 Act File No. 0-25378).

(2)      Cash Equivalents

As of March 31, 1997, cash equivalents consist of highly liquid securities with original maturities of three months or less at the date acquired by the Company.

(3)      New Accounting Standard

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS No. 128") which becomes effective December 15, 1997. Early adoption of SFAS No. 128 is not permitted. Under SFAS No. 128, the Company will be required to disclose basic earnings per share (with the principal difference from current disclosure being that common stock equivalents will not be considered in the compilation for basic earnings per share) and diluted earnings per share. The pro forma computation of earnings per share, under SFAS No. 128 is as follows.


                                                 Three Months Ended
                                         ----------------------------------
                                         March 31, 1997      March 31, 1996
                                         --------------      --------------
     Basic Earnings Per Share                 $0.21               $0.14
     Diluted Earnings Per Share               $0.21               $0.14

Item 2


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended March 31, 1997 compared to three months ended March 31, 1996

Revenue. Revenue for the three months ended March 31, 1997 was $25.7 million, an increase of $11.5 million or 81% over the three months ended March 31, 1996. The increase was primarily the result of a 97% increase in revenue from the sale of Decision Support Systems. Revenue from the sale of Decision Support Systems represented 91% of revenue for the three months ended March 31, 1997 and Syndicated Products represented the remaining 9% of revenue.

The increase in Decision Support Systems revenue was primarily the result of the Company's continued success in expanding its customer relationships in the supplier and provider markets, and as a result of the acquisition of LBA Healthcare Management, Inc. ("LBA").

Salaries Wages and Benefits. Salaries, wages and benefits decreased to 42% of revenue for the three months ended March 31, 1997 from 47% for the three months ended March 31, 1996. The decrease was a result of the continued leveraging of the Company's historical investments in technology and basic infrastructure as revenue increased.

Other Operating Expenses. Other operating expenses, which include occupancy, travel and marketing expenses, increased to 24% of revenue for the three months ended March 31, 1997 from 23% for the three months ended March 31, 1996. This increase was a result of certain of these expenses, primarily marketing and travel, growing at a faster rate than revenue.

Depreciation and Amortization. Depreciation and amortization increased to 18% of revenue for the three months ended March 31, 1997 from 16% for the three months ended March 31, 1996. This increase was a result of the additional amortization and depreciation associated with the acquisitions of HealthChex, Inc., Response Healthcare Information Management, Inc., and LBA.

Interest Income and Expense. Net interest income was $83,000 for the three months ended March 31, 1997 compared with net interest income of $199,000 for the three months ended March 31, 1996. This change was the result of a lower invested balance in 1997.

Income Taxes. The Company's effective tax rate was 39.9% for the three months ended March 31, 1997 compared with 39.4% for the three months ended March 31, 1996. This higher rate was due to an increase in non-deductible goodwill.

Liquidity and Capital Resources

The Company maintains a $50 million (subject to certain borrowing limitations) revolving line of credit with First Union National Bank of North Carolina ("First Union") for general corporate purposes including future acquisitions and working capital requirements. Borrowings under this line are collateralized by substantially all of the Company's assets, and bear interest at varying rates based on an index tied to First Union's prime rate or LIBOR. The Company is required to pay a commitment fee on the average daily unused portion of the facility at a rate from 0.25% to 0.375% per annum, depending on the Company's debt/cash flow ratio. The credit facility also contains financial covenants applicable to HCIA, including debt/cash flow ratios and ratios of debt to capital. As of March 31, 1997, the Company was in compliance with all such financial covenants and had a maximum borrowing capacity of $50 million, and there were no borrowings outstanding under the facility. The credit facility reduces to $37.5 million in July 1999, $25 million in July 2000 and expires on July 31, 2001.

PART II  Other Information

Item 6-Exhibits and Reports on Form 8-K

 (a) The following are annexed as exhibits:

Exhibit Number                              Description
--------------                              -----------


11                         Statement Re: Computation of earnings per share.

27                         Financial Data Schedule

(b) Reports on Form 8-K

         None

                                   SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       HCIA Inc.
                                       (Registrant)


Date:    May 14, 1997

                                       By: ________________________________
                                           Barry C. Offutt
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (principal financial officer)

                                  EXHIBIT INDEX

Exhibit Number                                                             Page
--------------                                                             ----

11       Statement Re: Computation of Earnings per share                    11