Form 10-Q
period 1997-06-30
HCIA INC
filed 1997-08-14
CIK 935001

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934 For the Quarterly Period Ended June 30, 1997

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from ____________________________ to
    ___________________.



                         Commission File Number 0-25378

                                   HCIA Inc.
                                   ---------

             (Exact name of registrant as specified in its charter)



              Maryland                                      52-1407998
------------------------------------                  ----------------------
    (State or other jurisdiction                         (I.R.S. Employer
         of incorporation)                            Identification Number)

300 East Lombard Street, Baltimore, Maryland                   21202
--------------------------------------------          ----------------------
  (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code        (410) 895-7470
                                                      ----------------------


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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, at August 1, 1997:

Class: Common Stock                       Number of Shares: 11,848,288

                           HCIA INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1997 AND DECEMBER 31, 1996
                                 (in thousands)


Part 1
Item 1. Financial Statements

                                                                                                  1997             1996
                                                                                               (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents...........................................................          $  6,134         $ 13,302
  Short-term investments..............................................................                 -              510
  Trade accounts receivable, net of allowance for doubtful accounts
     of $1,812 in 1997 and $1,042 in 1996.............................................            37,076           32,122
  Prepaid expenses and other current assets...........................................             4,055            3,886
  Income tax receivable...............................................................               121              339
  Deferred compensation funds held in trust...........................................             4,329            5,321
                                                                                                --------         --------
     Total current assets.............................................................            51,715           55,480

Furniture and equipment, net..........................................................            14,798           12,188
Computer software costs, net..........................................................            25,534           20,425
Other intangible assets, net..........................................................           111,880          115,601
Net deferred tax asset................................................................            16,529           17,074
Other.................................................................................               130              123
Deferred compensation funds held in trust.............................................             2,305            2,305
                                                                                                --------         --------
     Total assets.....................................................................          $222,891         $223,196
                                                                                                ========         ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable....................................................................          $  2,286         $  1,315
  Accrued salaries, benefits and other liabilities....................................             7,837            8,078
  Notes payable.......................................................................               561            1,718
  Deferred revenue....................................................................             1,542            2,052
  Acquired deferred compensation liability............................................             4,329            5,321
                                                                                                --------         --------
     Total current liabilities........................................................            16,555           18,484

  Acquired deferred compensation liability............................................             2,305            2,305
                                                                                                --------         --------
     Total liabilities................................................................            18,860           20,789
                                                                                                --------         --------
Stockholders' equity:
Common stock-$.01 par value; 50,000,000 shares authorized; issued and outstanding 11,848,288 as of June 30, 1997 and 11,781,458 as of
   December 31, 1996..................................................................               118              118
Additional paid-in capital............................................................           250,853          249,591
Accumulated deficit...................................................................           (46,866)         (47,220)
Cumulative unrealized appreciation of short-term investments..........................                14                4
Cumulative effect of currency translation adjustment..................................               (88)             (86)
                                                                                                --------         --------
     Total stockholders' equity.......................................................           204,031          202,407
                                                                                                --------         --------
Total liabilities and stockholders' equity............................................          $222,891         $223,196
                                                                                                ========         ========

          See accompanying notes to consolidated financial statements.

                           HCIA INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three months ended June 30, 1997 and 1996
                     (in thousands, except per share data)
                                  (Unaudited)


                                                                            1997            1996
Revenue...............................................................    $19,238          $16,489

Salaries, wages and benefits..........................................     10,537            6,871
Other operating expenses..............................................      6,366            3,514
Depreciation..........................................................      1,012              572
Amortization..........................................................      3,995            1,923
Write-off of acquired in-process research and development costs.......          -            4,372
                                                                          -------          -------
      Operating loss..................................................     (2,672)            (763)
Interest income.......................................................        105              284
Interest expense......................................................        101               60
                                                                          -------          -------
       Loss before income taxes.......................................     (2,668)            (539)
Benefit for income taxes..............................................       (494)            (212)
                                                                          -------          -------
       Net loss.......................................................    $(2,174)         $  (327)
                                                                          =======          =======

Net loss per share....................................................    $ (0.18)         $ (0.04)
                                                                          =======          =======
Shares used in per share calculation..................................     11,837            9,153
                                                                          =======          =======


          See accompanying notes to consolidated financial statements.

                           HCIA INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    Six months ended June 30, 1997 and 1996
                     (in thousands, except per share data)
                                  (Unaudited)


                                                                            1997            1996
Revenue...............................................................    $44,963          $30,718

Salaries, wages and benefits..........................................     21,411           13,558
Other operating expenses..............................................     12,421            6,816
Depreciation..........................................................      1,944            1,090
Amortization..........................................................      7,735            3,716
Write-off of acquired in-process research and development costs.......          -            4,372
                                                                          -------          -------
      Operating loss..................................................      1,452            1,166
Interest income.......................................................        286              566
Interest expense......................................................        199              142
                                                                          -------          -------
       Income before income taxes.....................................      1,539            1,590
Provision for income taxes............................................      1,185              626
                                                                          -------          -------
       Net income.....................................................    $   354          $   964
                                                                          =======          =======

Net income per share..................................................    $  0.03          $  0.10
                                                                          =======          =======
Shares used in per share calculation..................................     12,147            9,549
                                                                          =======          =======


          See accompanying notes to consolidated financial statements.

                           HCIA INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             Year ended December 31, 1996 and the six months ended
                                 June 30, 1997
                                 (in thousands)

                                                                                            Cumulative
                                                                                            Unrealized
                                                                                           Appreciation/
                                                                                         (Depreciation) of
                                           Additional Paid-in                                Short-term
                          Common Stock          Capital            Accumulated Deficit      Investments
                          ------------     -------------------     -------------------   -----------------
BALANCE AT
DECEMBER 31,
1995                      $       90       $      102,882          $        (4,953)       $         44
                         ---------------------------------------------------------------------------------
Exercise of stock
options                           --                  638                       --                  --

Sale of common
stock to the public               23              116,233                       --                  --

Tax benefits related
to exercise of stock
options                           --                1,128                       --                  --

Issuance of stock in
connection with an
acquisition                        5               28,710                       --                  --

Net loss                          --                   --                  (42,267)                 --

Effect of currency
translation
adjustment                        --                   --                       --                  --

Unrealized
depreciation of short-
term investments                  --                   --                       --                 (40)
                         ---------------------------------------------------------------------------------

BALANCE AT
DECEMBER 31,
1996                      $      118       $      249,591          $       (47,220)       $          4
                         ---------------------------------------------------------------------------------
Exercise of stock
options                           --                  574                       --                  --

Tax benefits related
to exercise of stock
options                           --                  688                       --                  --

Net income                        --                   --                      354                  --

Effect of currency
translation
adjustment                        --                   --                       --                  --

Unrealized
appreciation of short-
term investments                  --                   --                       --                  10
                         ---------------------------------------------------------------------------------
BALANCE AT
JUNE 30, 1997
(Unaudited)               $      118       $      250,853          $       (46,866)       $         14
                         =================================================================================

                             Cumulative Effect of
                             Currency Translation        Total Stockholders'
                                Adjustment                    Equity
                             --------------------        -------------------
BALANCE AT
DECEMBER 31,
1995                         $           (19)            $         98,044
                            ------------------------------------------------
Exercise of stock
options                                   --                          638

Sale of common
stock to the public                       --                      116,256

Tax benefits related
to exercise of stock
options                                   --                        1,128

Issuance of stock in
connection with an
acquisition                               --                       28,715

Net loss                                  --                      (42,267)

Effect of currency
translation
adjustment                               (67)                         (67)

Unrealized
depreciation of short-
term investments                          --                          (40)
                            ------------------------------------------------

BALANCE AT
DECEMBER 31,
1996                         $           (86)            $        202,407
                            ------------------------------------------------
Exercise of stock
options                                   --                          574

Tax benefits related
to exercise of stock
options                                   --                          688

Net income                                --                          354

Effect of currency
translation
adjustment                                (2)                          (2)

Unrealized
appreciation of short-
term investments                          --                           10
                            ------------------------------------------------
BALANCE AT
JUNE 30, 1997
(Unaudited)                  $           (88)            $        204,031
                            ================================================


          See accompanying notes to consolidated financial statements.

                           HCIA INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six months ended June 30, 1997 and 1996
                                 (in thousands)
                                  (Unaudited)

                                                                                                1997           1996
Cash flows from operating activities:
      Net income........................................................................      $    354       $    964
      Adjustments to reconcile net income to net cash
         provided by operating activities:
            Depreciation and amortization...............................................         9,679          4,806
            Write-off of acquired in-process research and development costs.............             -          4,372
            Income tax benefit related to stock options.................................           688              -
            Deferred tax provision......................................................           545           (386)
            Changes in operating assets and liabilities:
               Accounts receivable......................................................        (4,739)        (6,767)
               Income taxes payable/receivable..........................................           242            315
               Prepaid expenses and other current assets................................           (52)          (485)
               Accounts payable.........................................................           971            336
               Accrued salaries, benefits and other liabilities.........................          (660)          (110)
               Deferred revenue.........................................................          (625)           629
                                                                                              --------       --------
                    Net cash provided by operating activities...........................         6,403          3,674
                                                                                              --------       --------
Cash flows from investing activities:
      Purchases of furniture and equipment..............................................        (4,515)        (2,369)
      Cost of acquisitions, net of cash acquired........................................          (104)        (6,782)
      Computer software purchased or capitalized........................................        (7,824)        (5,517)
      Other intangible assets purchased or capitalized..................................        (1,056)          (820)
      Purchases of short-term investments...............................................             -        (45,329)
      Proceeds from disposals of short-term investments.................................           520         48,781
      Other.............................................................................            (7)          (812)
                                                                                              --------       --------
                    Net cash used in investing activities...............................       (12,986)       (12,848)
                                                                                              --------       --------
Cash flows from financing activities:
      Proceeds from exercise of stock options...........................................           574            503
      Proceeds from public offerings....................................................             -         12,758
      Repayments of notes payable.......................................................        (1,157)          (804)
      Principal payments on capital leases..............................................             -            (81)
                                                                                              --------       --------
                     Net cash (used) provided in financing activities...................          (583)        12,376
                                                                                              --------       --------
Impact of currency fluctuations on cash and cash equivalents............................            (2)            (5)
                                                                                              --------       --------
(Decrease) Increase in cash and cash equivalents........................................        (7,168)         3,197

Cash & cash equivalents - beginning of period...........................................        13,302          3,190
                                                                                              --------       --------
Cash & cash equivalents - end of period.................................................      $  6,134       $  6,387
                                                                                              ========       ========
Supplemental cash flow information - cash paid during period for interest...............      $    169       $     72
                                                                                              ========       ========
                                   - cash paid during period for income taxes...........      $    351       $    699
                                                                                              ========       ========

          See accompanying notes to consolidated financial statements.

                           HCIA INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1997
                                  (Unaudited)

(1)      Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles. In the opinion of management, these statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial condition, results of operations, changes in stockholders' equity and cash flows for the periods presented. The results of operations for the period ended June 30, 1997 may not be indicative of the results that may be expected for the full year ending December 31, 1997. These financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of the Company for the year ended December 31, 1996 as contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (1934 Act File No. 0-25378).

(2)      Cash Equivalents

As of June 30, 1997, cash equivalents consist of highly liquid securities with original maturities of three months or less at the date acquired by the Company.

(3)      New Accounting Standard

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS No. 128") which becomes effective December 15, 1997. Early adoption of SFAS No. 128 is not permitted. Under SFAS No. 128, the Company will be required to disclose basic earnings per share (with the principal difference from current disclosure being that common stock equivalents will not be considered in the compilation for basic earnings per share) and diluted earnings per share. The pro forma computation of earnings per share under SFAS No. 128 is as follows:

                                                Three Months Ended  (1)
                                            June 30, 1997      June 30, 1996
Basic loss per share                           ($0.18)             ($0.04)
Diluted loss per share                         ($0.18)             ($0.04)


                                                     Six months Ended
                                            June 30, 1997      June 30, 1996
Basic earnings per share                        $0.03               $0.11
Diluted earnings per share                      $0.03               $0.10

(1) As the Company had a loss for the three months ended June 30, 1997 and June 30, 1996, the diluted loss per share is the same as the basic loss per share.

Item 2


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Six months ended June 30, 1997 compared to six months ended June 30, 1996

REVENUE. Revenue for the six months ended June 30, 1997 was $45.0 million, an increase of $14.2 million or 46% over the six months ended June 30, 1996. The increase was primarily the result of a 62% increase in revenue from the sale of Decision Support Systems offset by a 16% decrease in revenue from the sale of Syndicated Products. Revenue from the sale of Decision Support Systems represented 88% of revenue for the six months ended June 30, 1997 and Syndicated Products represented the remaining 12% of revenue.

The increase in Decision Support Systems revenue was the result of the acquisition of LBA Healthcare Management, Inc. ("LBA") and the Company's continued success in expanding its customer relationships in the supplier and provider markets.

SALARIES, WAGES AND BENEFITS. Salaries, wages and benefits increased to 48% of revenue for the six months ended June 30, 1997 from 44% for the six months ended June 30, 1996. The increase was primarily the result of the Company establishing staffing levels in anticipation of a higher revenue level than achieved in the three months ended June 30, 1997.

OTHER OPERATING EXPENSES. Other operating expenses, which include occupancy, travel and consulting expenses, increased to 28% of revenue for the six months ended June 30, 1997 from 22% for the six months ended June 30, 1996. This increase was a result of the Company establishing levels for certain of these expenses, primarily consulting and occupancy, in anticipation of a higher revenue level than achieved in the three months ended June 30, 1997.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to 22% of revenue for the six months ended June 30, 1997 from 16% for the six months ended June 30, 1996. This increase was primarily a result of the additional amortization and depreciation associated with the acquisitions of HealthChex, Inc., Response Healthcare Information Management, Inc. ("Response"), and LBA.

WRITE-OFF OF ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT COSTS. In connection with the acquisition of Response, the Company acquired Response's ongoing research and development activities. At the time of the acquisition the Company recorded a one-time $4.4 million charge resulting from the write-off of the acquired research and development costs.

INTEREST INCOME AND EXPENSE. Net interest income was $87,000 for the six months ended June 30, 1997 compared with net interest income of $424,000 for the six months ended June 30, 1996. This change was the result of a lower invested balance in 1997.

INCOME TAXES. The Company's effective tax rate was 77.0% for the six months ended June 30, 1997 compared with 39.4% for the six months ended June 30, 1996. This higher rate results from the effect of the increase in non-deductible goodwill associated with the acquisition of Response and LBA on the Company's tax provision.

Three months ended June 30, 1997 compared to three months ended June 30, 1996

REVENUE. Revenue for the three months ended June 30, 1997 was $19.2 million, an increase of $2.8 million or 17% over the three months ended June 30, 1996. The increase was primarily the result of a 29% increase in revenue from the sale of Decision Support Systems offset by a 25% decrease in revenue from the sale of Syndicated Products. Revenue from the sale of Decision Support Systems represented 85% of revenue for the three months ended June 30, 1997 and Syndicated Products represented the remaining 15% of revenue.

The increase in Decision Support Systems revenue was primarily the result of the acquisition of LBA.

SALARIES, WAGES AND BENEFITS. Salaries, wages and benefits increased to 55% of revenue for the three months ended June 30, 1997 from 42% for the three months ended June 30, 1996. The increase was primarily the result of the Company establishing staffing levels in anticipation of a higher revenue level than achieved.

OTHER OPERATING EXPENSES. Other operating expenses, which include occupancy, travel and consulting expenses, increased to 33% of revenue for the three months ended June 30, 1997 from 21% for the three months ended June 30, 1996. This increase was a result of the Company establishing levels for certain of these expenses, primarily consulting and occupancy, in anticipation of a higher revenue level than achieved.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization increased to 26% of revenue for the three months ended June 30, 1997 from 15% for the three months ended June 30, 1996. This increase was primarily a result of the additional amortization and depreciation associated with the acquisitions of HealthChex, Inc., and LBA.

WRITE-OFF OF ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT COSTS. In connection with the acquisition of Response, the Company acquired Response's ongoing research and development activities. At the time of the acquisition the Company recorded a one-time $4.4 million charge resulting from the write-off of the acquired research and development costs.

INTEREST INCOME AND EXPENSE. Net interest income was $4,000 for the three months ended June 30, 1997 compared with net interest income of $224,000 for the three months ended June 30, 1996. This change was the result of a lower invested balance in 1997.

INCOME TAXES. The Company's effective tax rate was 18.5% for the three months ended June 30, 1997 compared with 39.3% for the three months ended June 30, 1996. This lower rate results from the effect of the increase in non-deductible goodwill associated with the acquisition of LBA and the effects of inter-period tax allocation on the Company's tax provision.

Liquidity and Capital Resources

The Company maintains a $50 million (subject to certain borrowing limitations) revolving line of credit with First Union National Bank of North Carolina ("First Union") for general corporate purposes including future acquisitions and working capital requirements. Borrowings under this line are collateralized by substantially all of the Company's assets, and bear interest at varying rates based on an index tied to First Union's prime rate or LIBOR. The Company is required to pay a commitment fee on the average daily unused portion of the facility at a rate from 0.25% to 0.375% per annum, depending on the Company's debt/cash flow ratio. The credit facility also contains financial covenants applicable to HCIA, including debt/cash flow ratios and ratios of debt to capital. As of June 30, 1997, the Company was in compliance with all such financial covenants and had a maximum borrowing capacity of approximately $33 million, and there were no borrowings outstanding under the facility. The credit facility reduces to $37.5 million in July 1999, $25 million in July 2000 and expires on July 31, 2001.

PART II  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Stockholders was held at 10:00 a.m., Baltimore time, on May 7, 1997 at the corporate headquarters of the Company. The stockholders elected all of the Company's nominees for director, authorized an amendment to the 1994 Stock and Incentive Plan, and approved the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for 1997. The votes were as follows:

         1.  Election of Directors
             ---------------------

         NOMINEE                              FOR                 WITHHELD
         -------                              ---                 --------

         W. Grant Gregory                   8,353,446              30,387
         Phillip B. Lassiter                8,352,846              30,978
         Carl J. Schramm                    8,353,844              29,989

         2.  Amendment to the 1994 Stock and Incentive Plan
             ----------------------------------------------

         FOR                    AGAINST          ABSTAIN           NONVOTED
         ---                    -------          -------           --------
         4,330,479             2,886,242          31,093           2,136,447

         3.  Appointment of KPMG Peat Marwick LLP
             ------------------------------------

         FOR                    AGAINST          ABSTAIN
         ---                    -------          -------
         8,364,537               10,572           9,152


Item 6-Exhibits and Reports on Form 8-K

(a) The following are annexed as exhibits:

Exhibit Number                              Description
--------------                              -----------

11                         Statement Re: Computation of earnings per share.

(b) Reports on Form 8-K

         The following report on Form 8-K was filed in connection with the dividend declaration of one preferred share purchase right for each share of the Company's common stock, outstanding on the close of business on April 24,1997.

                        Form 8-K - Dated April 23, 1997

         The following report on Form 8-K was filed in connection with the issuance of shares of the Company's Common Stock to five former shareholders of CHKS Limited, a wholly-owned subsidiary of the Company, under the Company's promissory notes issued to these individuals as partial payment for their interests in CHKS.

                          Form 8-K - Dated May 6, 1997

                                   SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                HCIA Inc.
                                                ------------
                                                (Registrant)


Date: August 14, 1997

                                            By:
                                                -----------------------
                                                Barry C. Offutt
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (principal financial officer)

                                  EXHIBIT INDEX

Exhibit Number                                                       Page
--------------                                                       ----

11       Statement Re: Computation of earnings per share              13

                STATEMENT RE: COMPUTATION OF EARNINGS PER SHARE
                    (In Thousands Except Per Share Amounts)

                                                                        Primary (1)       Fully Diluted (1)
                                                                       -------------------------------------
                                                                       (In thousands, except per share data)
Three months ended June 30, 1997
--------------------------------

Weighted average shares outstanding..........................              11,837                 N/A
Effect of dilutive common stock equivalents..................                   -
                                                                          -------
Weighted average shares outstanding for EPS purposes.........              11,837
Net loss.....................................................             ($2,174)
                                                                          -------
Net loss per share (2).......................................              ($0.18)
                                                                          =======


Six months ended June 30, 1997
------------------------------

Weighted average shares outstanding..........................              11,819                 11,819
Effect of dilutive common stock equivalents..................                 328                    405
                                                                          -------                 ------
Weighted average shares outstanding for EPS purposes.........              12,147                 12,224
Net income...................................................                 354                    354
                                                                          -------                 ------
Net income per share (2).....................................               $0.03                  $0.03
                                                                          =======                 ======


(1) As of June 30, 1997, options to purchase 1,419,941 shares of common stock were outstanding. In the calculation of primary net income per share, these options were included in the average number of common shares outstanding using the treasury stock method based on the average price of the common stock for the period.

As the price of the Company's common stock as of June 30, 1997 was in excess of the average price for the six months ended June 30, 1997, the number of shares used to calculate net income per share on a fully diluted basis is increased as using the treasury stock method with the period end price results in a higher number of shares deemed outstanding.

As the Company had a loss for the three months ended June 30, 1997, the fully diluted earnings per share is not applicable.

(2) In accordance with Accounting Principles Board Opinion No. 15, any reduction of less than 3% need not be considered dilutive. Accordingly, the consolidated statements of operations reflect net income per share and the weighted average number of shares used in the calculation on a primary basis only.