Form 10-Q
period 1997-09-30
HCIA INC
filed 1997-11-14
CIK 935001

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange act of 1934

    For the Quarterly Period Ended September 30, 1997
                                   ------------------

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

    For the transition period from ________________ to ________________

                         Commission File Number 0-25378
                                                -------

                                    HCIA INC.
                                    ---------
             (Exact name of registrant as specified in its charter)

          MARYLAND                                             52-1407998
----------------------------                             ----------------------
(State or other jurisdiction                                (I.R.S. Employer
     of incorporation)                                   Identification Number)

300 EAST LOMBARD STREET, BALTIMORE, MARYLAND                      21202
--------------------------------------------                    ----------
  (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code            (410) 895-7470
                                                            -------------------


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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, at November 1, 1997:

Class: Common Stock                       Number of Shares: 11,848,822
                                                            ----------

                           HCIA INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1997 AND DECEMBER 31, 1996
                                 (in thousands)

Part 1
Item 1. Financial Statements.




                                                                                                  1997             1996
                                                                                               (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                                                     $  5,229        $ 13,302
  Short-term investments                                                                               -             510
  Trade accounts receivable, net of allowance for doubtful accounts
   of $2,104 in 1997 and $1,042 in 1996                                                           33,766          32,122
  Prepaid expenses and other current assets                                                        4,053           3,886
  Income tax receivable                                                                              836             339
  Deferred compensation funds held in trust                                                        4,399           5,321
                                                                                                --------        --------
   Total current assets                                                                           48,283          55,480

Furniture and equipment, net                                                                      14,669          12,188
Computer software costs, net                                                                      25,963          20,425
Other intangible assets, net                                                                      72,703         115,601
Net deferred tax asset                                                                            23,154          17,074
Other                                                                                                146             123
Deferred compensation funds held in trust                                                              -           2,305
                                                                                                --------        --------
   Total assets                                                                                 $184,918        $223,196
                                                                                                ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                                               $  2,815        $  1,315
 Accrued salaries, benefits and other liabilities                                                  7,863           8,078
 Notes payable                                                                                       429           1,718
 Deferred revenue                                                                                  1,602           2,052
 Acquired deferred compensation liability                                                          4,399           5,321
                                                                                                --------        --------
   Total current liabilities                                                                      17,108          18,484

 Acquired deferred compensation liability                                                              -           2,305
                                                                                                --------        --------
   Total liabilities                                                                              17,108          20,789
                                                                                                --------        --------
Stockholders' equity:
Common stock-$.01 par value; 50,000,000 shares authorized; issued and outstanding 11,848,822 as of September 30, 1997 and 11,781,458 as of
       December 31, 1996                                                                             118             118
Additional paid-in capital                                                                       250,875         249,591
Accumulated deficit                                                                              (83,088)        (47,220)
Cumulative unrealized appreciation of short-term investments                                           -               4
Cumulative effect of currency translation adjustment                                                 (95)            (86)
                                                                                                --------        --------
    Total stockholders' equity                                                                   167,810         202,407
                                                                                                --------        --------
Total liabilities and stockholders' equity                                                      $184,918        $223,196
                                                                                                ========        ========

          See accompanying notes to consolidated financial statements.

                           HCIA INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 Three months ended September 30, 1997 and 1996
                     (in thousands, except per share data)
                                  (Unaudited)

                                                                                          1997                    1996
Revenue                                                                                 $ 18,809                $ 18,684

Salaries, wages and benefits                                                               9,707                   8,245
Other operating expenses                                                                   6,207                   4,703
Depreciation                                                                               1,105                     683
Amortization                                                                               4,171                   2,926
Write-off of acquired in-process research and development costs                                -                  41,507
Impairment loss on intangible assets and restructuring charges                            41,129                       -
                                                                                        --------                --------

      Operating loss                                                                     (43,510)                (39,380)
Interest income                                                                               88                     244
Interest expense                                                                             122                     294
                                                                                        --------                --------

       Loss before income taxes                                                          (43,544)                (39,430)
Provision (benefit) for income taxes                                                      (7,322)                  3,803
                                                                                        --------                --------

       Net loss                                                                         $(36,222)               $(43,233)
                                                                                        ========                ========

Net loss per share                                                                      $  (3.06)               $  (4.13)
                                                                                        ========                ========

Shares used in per share calculation                                                      11,849                  10,466
                                                                                        ========                ========

          See accompanying notes to consolidated financial statements.

                           HCIA INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 Nine months ended September 30, 1997 and 1996
                     (in thousands, except per share data)
                                  (Unaudited)

                                                                                        1997           1996
Revenue                                                                              $ 63,772       $ 49,402

Salaries, wages and benefits                                                           31,118         21,803
Other operating expenses                                                               18,628         11,520
Depreciation                                                                            3,049          1,772
Amortization                                                                           11,906          6,642
Write-off of acquired in-process research and development costs                            --         45,879
Impairment loss on intangible assets and restructuring charges                         41,129             --
                                                                                     --------       --------

      Operating loss                                                                  (42,058)       (38,214)
Interest income                                                                           374            811
Interest expense                                                                          321            437
                                                                                     --------       --------

       Loss before income taxes                                                       (42,005)       (37,840)
Provision (benefit) for income taxes                                                   (6,137)         4,429
                                                                                     --------       --------

       Net loss                                                                      $(35,868)      $(42,269)
                                                                                     ========       ========

Net loss per share                                                                   $  (3.03)      $  (4.43)
                                                                                     ========       ========

Shares used in per share calculation                                                   11,829          9,533
                                                                                     ========       ========

          See accompanying notes to consolidated financial statements.

                           HCIA INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
             Year ended December 31, 1996 and the nine months ended
                               September 30, 1997
                                 (in thousands)

                                                                             Cumulative
                                                                             Unrealized
                                                                            Appreciation/
                                                                           (Depreciation)  Cumulative Effect of
                                   Additional Paid-In                      of Short-term  Currency Translation   Total Stockholders'
                      Common Stock       Capital      Accumulated Deficit    Investments       Adjustment              Equity
                      ------------ ------------------ -------------------  -------------- --------------------   -------------------
BALANCE AT
DECEMBER 31,
1995                     $ 90           $102,882           $ (4,953)            $ 44               $(19)              $ 98,044
                         -----------------------------------------------------------------------------------------------------
Exercise of stock
options                    --                638                 --               --                 --                    638

Sale of common
stock to the public        23            116,233                 --               --                 --                116,256

Tax benefits related
to exercise of stock
options                    --              1,128                 --               --                 --                  1,128

Issuance of stock in
connection with an
acquisition                 5             28,710                 --               --                 --                 28,715

Net loss                   --                 --            (42,267)              --                 --                (42,267)

Effect of currency
translation
adjustment                 --                 --                 --               --                (67)                   (67)

Unrealized
depreciation of short-
term investments           --                 --                 --              (40)                --                    (40)
                         -----------------------------------------------------------------------------------------------------

BALANCE AT
DECEMBER 31,
1996                     $118           $249,591           $(47,220)            $  4               $(86)              $202,407
                         -----------------------------------------------------------------------------------------------------
Exercise of stock
options                    --                596                 --               --                 --                    596

Tax benefits related
to exercise of stock
options                    --                688                 --               --                 --                    688

Net loss                   --                 --            (35,868)              --                 --                (35,868)

Effect of currency
translation
adjustment                 --                 --                 --               --                 (9)                    (9)

Unrealized
depreciation of short-
term investments           --                 --                 --               (4)                --                     (4)
                         -----------------------------------------------------------------------------------------------------
BALANCE AT
SEPTEMBER 30,
1997 (Unaudited)         $118           $250,875           $(83,088)            $ --               $(95)              $167,810
                         =====================================================================================================

          See accompanying notes to consolidated financial statements.

                           HCIA INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Nine months ended September 30, 1997 and 1996
                                 (in thousands)
                                  (Unaudited)

                                                                                                 1997           1996
Cash flows from operating activities:
      Net loss                                                                                $(35,868)      $ (42,269)
      Adjustments to reconcile net loss to net cash
         provided by operating activities:
            Depreciation and amortization                                                       14,955           8,414
            Write-off of acquired in-process research and development costs                          -          45,879
            Impairment loss on intangible assets and restructuring charges                      41,129               -
            Income tax benefit related to stock options                                            688           1,128
            Deferred tax provision                                                              (6,080)          4,175
            Changes in operating assets and liabilities:
               Accounts receivable                                                              (4,258)         (6,860)
               Income taxes receivable                                                            (473)         (1,699)
               Prepaid expenses and other current assets                                           (50)           (973)
               Accounts payable                                                                  1,500            (755)
               Accrued salaries, benefits and other liabilities                                 (1,154)           (407)
               Deferred revenue                                                                   (565)             (8)
                                                                                              --------       ---------

                    Net cash provided by operating activities                                    9,824           6,625
                                                                                              --------       ---------

Cash flows from investing activities:
      Purchases of furniture and equipment                                                      (5,491)         (4,127)
      Cost of acquisitions, net of cash acquired                                                  (104)       (133,253)
      Computer software purchased or capitalized                                               (10,785)         (8,867)
      Other intangible assets purchased or capitalized                                          (1,298)         (1,303)
      Purchases of short-term investments                                                            -         (59,640)
      Proceeds from disposals of short-term investments                                            506          76,259
      Other                                                                                        (23)           (841)
                                                                                              --------       ---------
                    Net cash used in investing activities                                      (17,195)       (131,772)
                                                                                              --------       ---------

Cash flows from financing activities:
      Proceeds from exercise of stock options                                                      596             506
      Proceeds from public offerings                                                                 -         116,309
      Issuance of stock for acquisition                                                              -          28,715
      Acquisition related borrowings                                                                 -          86,000
      Repayment of acquisition related borrowings                                                    -         (86,000)
      Fees paid to establish credit facilities                                                       -            (510)
      Repayments of notes payable                                                               (1,289)         (1,342)
      Principal payments on capital leases                                                           -            (180)
                                                                                              --------       ---------

                     Net cash (used in) provided by financing activities                          (693)        143,498
                                                                                              --------       ---------

Impact of currency fluctuations on cash and cash equivalents                                        (9)             (3)
                                                                                              --------       ---------
(Decrease) increase in cash and cash equivalents                                                (8,073)         18,348

Cash & cash equivalents - beginning of period                                                   13,302           3,190
                                                                                              --------       ---------

Cash & cash equivalents - end of period                                                       $  5,229       $  21,538
                                                                                              ========       =========

Supplemental cash flow information - cash paid during period for interest                     $    275       $     351
                                                                                              ========       =========
                                   - cash paid during period for income taxes                 $    410       $     825
                                                                                              ========       =========

          See accompanying notes to consolidated financial statements.

                           HCIA INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles. In the opinion of management, these statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial condition, results of operations, changes in stockholders' equity and cash flows for the periods presented. The results of operations for the period ended September 30, 1997 may not be indicative of the results that may be expected for the full year ending December 31, 1997. These financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of the Company for the year ended December 31, 1996 as contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 (1934 Act File No. 0-25378).

(2)      CASH EQUIVALENTS

As of September 30, 1997, cash equivalents consist of highly liquid securities with original maturities of three months or less at the date acquired by the Company.

(3)      NEW ACCOUNTING STANDARD

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," ("SFAS No. 128") which becomes effective December 15, 1997. Early adoption of SFAS No. 128 is not permitted. Under SFAS No. 128, the Company will be required to disclose basic earnings per share (with the principal difference from current disclosure being that common stock equivalents will not be considered in the computation for basic earnings per share) and diluted earnings per share. The pro forma computation of earnings per share under SFAS No. 128 is as follows:

                                            Three Months Ended  (1)
                              September 30, 1997            September 30, 1996
Basic loss per share                ($3.06)                      ($4.13)
Diluted loss per share              ($3.06)                      ($4.13)


                                              Nine Months Ended (1)
                              September 30, 1997            September 30, 1996
Basic loss per share               ($3.03)                       ($4.43)
Diluted loss per share             ($3.03)                       ($4.43)

(1) As the Company had a loss for the three and nine month periods ended September 30, 1997 and September 30, 1996, the diluted loss per share is the same as the basic loss per share because the effect of the options would be antidilutive.

(4)      IMPAIRMENT LOSS ON INTANGIBLE ASSETS AND RESTRUCTURING CHARGES

Periodically the Company evaluates the carrying values and economic lives of its intangible assets relative to the net present value of expected future cash flows of the underlying business with which they are associated. At September 30, 1997 this evaluation indicated that the carrying value of the intangible assets arising from the acquisition of LBA Health Care Management ("LBA") in August 1996 were not fully realizable. Accordingly the Company recorded an impairment loss on intangible assets of approximately $37.6 million in the quarter ended September 30, 1997. Commensurate with the write-down of the intangible assets, the Company reevaluated the remaining economic lives of these assets and made appropriate prospective adjustments. The following table summarizes the impairment loss on intangible assets and changes to the asset lives:


                       Pre-Charge                             Post-Charge        Pre-Charge         Post-Charge
      Asset          Net Book Value         Write Down       Net Book Value     Remaining Life     Remaining Life
      -----          --------------         ----------       --------------     --------------     --------------
Customer Base         $ 4,536,000          $  2,728,000       $ 1,808,000              9                  4
Work Force in Place     3,604,000             1,872,000         1,732,000              9                  6
Current Technology     10,345,000             7,835,000         2,510,000              5                  4
Software                1,236,000               828,000           408,000              4                  4
Goodwill               41,804,000            24,386,000        17,418,000             19                 19
                      -----------           -----------       -----------
                      $61,525,000           $37,649,000       $23,876,000
                      ===========           ===========       ===========

The Company also implemented a restructuring of certain of its operations, primarily related to its Implementation Unit, which was formed after the acquisition of LBA. A $3.5 million restructuring charge was recorded during the quarter ended September 30, 1997, representing the cost of employee severance, facilities reduction and customer allowances.

Item 2.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

Revenue. Revenue for the nine months ended September 30, 1997 was $63.8 million, an increase of $14.4 million or 29% over the nine months ended September 30, 1996. The increase was primarily the result of a 37% increase in revenue from the sale of Decision Support Systems offset by a 4% decrease in revenue from the sale of Syndicated Products. Revenue from the sale of Decision Support Systems represented 86% of revenue for the nine months ended September 30, 1997 and Syndicated Products represented the remaining 14% of revenue.

The increase in Decision Support Systems revenue was the result of the acquisition of LBA in August 1996 and HealthChex, Inc. ("HealthChex") in December 1996.

Salaries, Wages and Benefits. Salaries, wages and benefits increased to 49% of revenue for the nine months ended September 30, 1997 from 44% for the nine months ended September 30, 1996. The increase was primarily the result of the Company establishing staffing levels in anticipation of a higher revenue level than achieved in the nine months ended September 30, 1997.

Other Operating Expenses. Other operating expenses, which include occupancy, travel and consulting expenses, increased to 29% of revenue for the nine months ended September 30, 1997 from 23% for the nine months ended September 30, 1996. This increase was a result of the Company establishing levels for certain of these expenses, primarily consulting and occupancy, in anticipation of a higher revenue level than achieved in the nine months ended September 30, 1997.

Depreciation and Amortization. Depreciation and amortization increased to 23% of revenue for the nine months ended September 30, 1997 from 17% for the nine months ended September 30, 1996. This increase was primarily a result of the additional amortization and depreciation associated with the acquisitions of HealthChex, Response Healthcare Information Management, Inc. ("Response"), and LBA.

Impairment Loss on Intangible Assets and Restructuring Charges. During the nine months ended September 30, 1997, the Company recorded an impairment loss on intangible assets and restructuring charges of approximately $41.1 million. Approximately $37.6 million of the charges represent the write-down of certain intangibles, which arose from the Company's acquisition of LBA in August 1996, to their estimated realizable value. The charge results from the assessment that the Company's Implementation Unit, formed upon the acquisition of LBA, will not generate the profits anticipated at the time of the LBA acquisition. The remainder of the charges, totaling $3.5 million, represents reserves for the cost of employee severance, facilities reduction, and customer allowances which will be incurred primarily in connection with restructuring the ongoing operations of the Implementation Unit.

Write-off of Acquired In-process Research and Development Costs. In connection with the acquisitions of Response and LBA during the nine months ended September 30, 1996, the Company acquired ongoing research and development activities. At the time of the acquisitions the Company recorded one-time charges of approximately $45.9 million resulting from the write-off of the acquired in-process research and development costs.

Interest Income and Expense. Net interest income was $53,000 for the nine months ended September 30, 1997 compared with net interest income of $374,000 for the nine months ended September 30, 1996. This change was the result of a lower invested balance in 1997.

Income Taxes. The Company's effective tax rate was 14.6% for the nine months ended September 30, 1997 compared with 11.7% for the nine months ended September 30, 1996. This higher rate results from the effect of the increase in non-deductible goodwill associated with the acquisitions of Response and LBA on the Company's tax provision as well as the effect of the write-off of the intangible assets associated with the impairment loss as discussed above.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

Revenue. Revenue for the three months ended September 30, 1997 was $18.8 million, an increase of $125,000 or 1% over the three months ended September 30, 1996. Revenue from the sale of Decision Support Systems and Syndicated Products was unchanged from the prior period. Revenue from the sale of Decision Support Systems represented 80% of revenue for the three months ended September 30, 1997 and Syndicated Products represented the remaining 20% of revenue.

Salaries, Wages and Benefits. Salaries, wages and benefits increased to 52% of revenue for the three months ended September 30, 1997 from 44% for the three months ended September 30, 1996. The increase was primarily the result of the Company having established staffing levels in anticipation of a higher revenue level than achieved.

Other Operating Expenses. Other operating expenses, which include occupancy, travel and consulting expenses, increased to 33% of revenue for the three months ended September 30, 1997 from 25% for the three months ended September 30, 1996. This increase was a result of the Company having established levels for certain of these expenses, primarily consulting and occupancy, in anticipation of a higher revenue level than achieved.

Depreciation and Amortization. Depreciation and amortization increased to 28% of revenue for the three months ended September 30, 1997 from 19% for the three months ended September 30, 1996. This increase was primarily a result of the additional amortization and depreciation associated with the acquisition of LBA.

Impairment Loss on Intangible Assets and Restructuring Charges. During the three months ended September 30, 1997, the Company recorded an impairment loss on intangible assets and restructuring charges of approximately $41.1 million. Approximately $37.6 million of the charges represent the write-down of certain intangibles, which arose from the Company's acquisition of LBA in August 1996, to their estimated realizable value. The charge results from the assessment that the Company's Implementation Unit, formed upon the acquisition of LBA, will not generate the profits anticipated at the time of the LBA acquisition. The remainder of the charges, totaling $3.5 million, represents reserves for the cost of employee severance, facilities reduction, and customer allowances which will be incurred primarily in connection with restructuring the ongoing operations of the Implementation Unit.

Write-off of Acquired In-process Research and Development Costs. In connection with the acquisition of LBA in August, 1996, the Company acquired LBA's ongoing research and development activities. At the time of the acquisition the Company recorded a one-time $41.5 million charge resulting from the write-off of the acquired in-process research and development costs.

Interest Income and Expense. Net interest expense was $34,000 for the three months ended September 30, 1997 compared with net interest expense of $50,000 for the three months ended September 30, 1996. This change was the result of interest expense incurred in connection with LBA acquisition related borrowings in 1996.

Income Taxes. The Company's effective tax rate was 16.8% for the three months ended September 30, 1997 compared with 9.6% for the three months ended September 30, 1996. The higher rate results from the effect of the increase in non-deductible goodwill associated with the acquisition of LBA as well as the effect of the write-off of the intangible assets associated with the impairment loss as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company maintains a revolving line of credit (subject to certain borrowing limitations) with First Union National Bank ("First Union") for general corporate purposes including working capital requirements and acquisitions. Subsequent to September 30, 1997, the Company reduced its availability under the revolving line of credit from $50 million to $25 million. Borrowings under this line are collateralized by substantially all of the Company's assets and bear interest at varying rates based on an index tied to First Union's prime rate or LIBOR. The Company is required to pay a commitment fee on the average daily unused portion of the facility at a rate from 0.25% to 0.375% per annum, depending on the Company's debt/cash flow ratio. The credit facility also contains financial covenants applicable to the Company, including debt/cash flow ratios and ratios of debt to capital. As of September 30, 1997, the Company was in compliance with all such financial covenants and had a maximum borrowing capacity of approximately $13 million, and there were no borrowings outstanding under the facility. The credit facility expires on July 31, 2001.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

PART II  OTHER INFORMATION

 Not applicable

ITEM 6-EXHIBITS AND REPORTS ON FORM 8-K

 (a) THE FOLLOWING ARE ANNEXED AS EXHIBITS:

Exhibit Number                              Description
--------------             ------------------------------------------------

11                         Statement Re: Computation of earnings per share.

(b) REPORTS ON FORM 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               HCIA Inc.
                                               ________________________________
                                               (Registrant)

Date:    November 14, 1997

                                      By:      ________________________________
                                               Barry C. Offutt
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (principal financial officer)

                                  EXHIBIT INDEX

Exhibit Number                                                    Page
--------------                                                    ----

11       Statement Re: Computation of earnings per share           15