Form 10-K
period 1997-12-31
HCIA INC
filed 1998-03-27
CIK 935001

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 1997

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock, $.01 par value, held by non-affiliates of the registrant based on the closing sales price of the Common Stock as quoted on the National Association of Securities Dealers, Inc. National Market System as of February 27, 1998, was $158,622,210.

The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of February 27, 1998 was 11,850,094.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 1998 Annual Meeting of Stockholders are incorporated by reference into Part III.

                                     PART I

ITEM 1.               BUSINESS.

BACKGROUND

HCIA Inc. ("HCIA" or the "Company") was incorporated in Maryland in 1985. In 1988, all of the then outstanding capital stock of the Company was acquired by Citicorp Financial Guaranty Holdings, Inc. which subsequently transferred the stock to AMBAC Inc. ("AMBAC"). AMBAC is a publicly held holding company that through its affiliates provides financial guarantee insurance and financial services to both public and private clients. From 1988 until HCIA's initial public offering, AMBAC provided additional capital and financing for the growth of the Company. In March 1992, HCIA acquired substantially all of the assets of the Information Strategies division of McGraw-Hill, Inc. and certain assets of the commercial products division of the SysteMetrics subsidiary of McGraw-Hill, Inc. (collectively, "MHI"). The business of MHI acquired by the Company had revenue for the fiscal year ended December 31, 1991 of approximately $4.8 million. In April 1992, the Company acquired all of the outstanding capital stock of Healthcare Knowledge Resources, Inc. ("HKR"), a health care information company with revenue for the fiscal year ended June 30, 1991 of approximately $12.2 million. The acquisition of HKR provided the Company with a perpetual and exclusive license (subject to certain conditions) to the International Classification of Clinical Services System (the "ICCS System(TM)"), a proprietary classification system for tracking and measuring the use of medical resources, and the database developed by the Commission on Professional and Hospital Activities ("CPHA"). During the first quarter of 1995, HCIA completed an initial public offering of approximately 2.0 million newly issued shares of Common Stock. Subsequent to the offering, in April 1995, the Company acquired all of the outstanding capital stock of Datis Corporation, a health care information company with revenue for the twelve months ended December 31, 1994 of approximately $6.9 million. In August 1995, HCIA sold 1.5 million newly issued shares and AMBAC sold approximately 1.1 million shares of Common Stock at $28.50 per share in a combined public offering.

In December 1995, the Company acquired the assets constituting the CHAMP unit of William M. Mercer, Incorporated ("CHAMP"), which provides a database service for the analysis of health care costs to employers, for $17.5 million in cash. In May 1996, the Company acquired Response Healthcare Information Management, Inc. ("Response"), a patient-centered data collection company, for approximately $6.3 million in cash. In August 1996, the Company acquired LBA Health Care Management, Inc. ("LBA"), a health care information company combining data collection, benchmarking and decision support tools with a clinical implementation management team, for approximately $128.8 million, $100.1 million of which was paid in cash and $28.7 million of which was paid by the delivery of Common Stock. In December 1996, the Company acquired all of the capital stock of HealthChex, Inc. ("HealthChex"), which provides physician profiling and medical claims review systems to health care providers and payors, for $11.5 million in cash. In addition to the acquisitions described above, the Company has also acquired a number of smaller companies and business lines, including several acquisitions in Europe. During 1996, the Company completed two additional public offerings. In May 1996, AMBAC sold the remaining shares of Common Stock it held, and the Company sold an additional 261,591 shares of Common Stock, at a per share price of $51.00. In August 1996, the Company sold approximately 2.0 million shares of Common Stock, at a per share price of $54.125, to repay bank indebtedness incurred in connection with the acquisition of LBA.

GENERAL

HCIA is a leading health care information content company that develops and markets integrated clinical information systems and products. The Company's systems and products range from standardized databases to highly focused decision support systems that assist its customers in evaluating the efficacy and economics of health care delivery. HCIA currently sells its decision support systems to approximately 400 customers, including hospitals, integrated delivery systems, self-insured employers, pharmaceutical companies and managed care organizations. The Company's less complex database products (formerly referred to as syndicated products) are sold to over 7,000 customers.

By utilizing its core collection of proprietary data standardization methodologies and value-added clinical measurement tools, HCIA creates clinical databases and information systems and products from many large and disparate incoming data streams. For example, the Company's proprietary ICCS System(TM) allows for the standardization and comparison of detailed clinical data across a broad range of data sources. The Company's other proprietary data-handling and management methodologies link the costs, quality, utilization and outcomes of medical services delivered to patients in various clinical settings. These methodologies and technical resources permit the Company to provide a level of clinical information which is substantially more detailed and useful in understanding and modifying medical practice patterns than information derived from traditional health care data sources.

SYSTEMS AND PRODUCTS

HCIA offers a range of database systems and products, which are utilized by each of the three major health care market constituencies. Providers, such as hospitals, physician groups and integrated delivery systems, use the Company's systems and products to measure and analyze the cost and quality of medical interventions. Buyers, such as managed care organizations, indemnity insurers and self-insured employers, utilize the Company's information and analyses on medical resource usage and outcomes to fortify their overall management of medical costs and to manage the overall health status of a covered population. Suppliers, such as pharmaceutical, biotechnology and medical supply and device companies, utilize the Company's databases and products to analyze the size and composition of addressable markets for their products and to evaluate the costs and benefits associated with the distribution of their products into the health care economy.

The Company's delivers its systems and products to the U.S. market through three business units: Content Products, which focuses on distributing standard data content products; Integrated Solutions, which aligns multiple HCIA competencies to create an integrated solution for a client; and Implementation, which provides data-focused implementation services to providers. The company's European operations, HCIA-Europe, offers services similar to the Company's domestic units to hospitals and insurance organizations predominately located in the United Kingdom and Spain.

         CONTENT PRODUCTS

The Content Products unit markets the Company's database products to hospitals, integrated delivery systems and professional services firms that service the provider market. Content Products are distributed to more than 1,600 hospitals through HCIA's partnerships with 20 state and specialty hospital associations. Each association acts as a marketing agent for HCIA, while HCIA collects data from the association's member-hospitals, builds a membership-specific data mart and provides access to the data mart to the members and the association through a variety of methods including hard-copy reports, electronic databases provided through HCIA's proprietary software applications and, beginning in 1998, Internet-based analytical systems.

Other Content Products range from database directories (e.g., health care industry professionals, nursing homes and managed care organizations) to more complex analyses (e.g., cost and outcome summaries for each U.S. hospital), and include databases and publications that allow customers to analyze different sub-sectors of the health care industry (e.g., The 100 Top Hospitals study). HCIA also markets to managed care clients a number of more sophisticated Content Products containing national and regional normative data on length of stay, costs and medical necessity. The Company markets these Content Products directly to managed care organizations, and through alliances with information systems vendors, third-party administrators and other entities that process data streams for managed care organizations and payors. These Content Products generally are used for utilization management, claims adjudication and actuarial forecasting.

Most of the Company's Content Products customer contracts provide that as the Company extracts data from the customer (as part of the process of delivering a system or product to the customer), the data become part of the Company's database. The Company supplements its databases with data it purchases or licenses from federal and state governments, trade groups and other industry sources. The Company maintains several terabytes of live health care data, including data from medical records, laboratory, pharmacy, imaging, outpatient clinics, physician's offices, insurance claims, managed care encounters and point-of-care member patient surveys.

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

In addition to creating and distributing many of the Company's databases, the Content Products unit also supports Databridge(TM), HCIA's collection of proprietary data-handling technologies. A typical HCIA customer submits data in an electronic, computer-readable format. In creating the interface for the customer's data stream, HCIA enables the transfer of customer data and the subsequent application of the Company's proprietary software algorithms and data-standardization technologies to the incoming data, transforming the data into HCIA's proprietary standardized formats. A significant component of Databridge(TM) is HCIA's International Clinical Classification System, or ICCS System(TM). The Company holds a perpetual and exclusive license to the ICCS System(TM), subject only to the Company's obligation to use all commercially reasonable efforts to maintain and upgrade the system. The ICCS System(TM) assigns a discrete and clinically detailed 12-digit code to every product and service consumed in the treatment of patients. The ICCS System(TM) allows for the standardization and comparison of detailed clinical data, regardless of the original source of the data (e.g., medical records, insurance claims, laboratory or pharmacy systems), and is used by the Company to create the most clinically detailed portion of its database.

         INTEGRATED SOLUTIONS

While the Content Products unit brings narrowly focused databases and products to a large number of customers, the Integrated Solutions unit combines many of the Company's databases and methodologies into complex database systems for customers, including managed care organizations, self-insured employers and pharmaceutical and medical device manufacturers. Database systems typically include large amounts of customer-specific data that are standardized into HCIA's formats and delivered back to the customer together with comparative data and supplemental analyses from HCIA.

Deliverables from the Integrated Solutions unit may also include data collected through patient-centric surveys that are merged with transactional data from a customer's core systems. In combining key information such as health risk assessments, actual medical utilization experience, and post-utilization resource consumption and behavior, the Company is able to create a detailed and valuable portrait of the full continuum of care for the customer.

         IMPLEMENTATION

In addition to providing databases and application software, the Company, utilizing proprietary methodologies, assists providers with the implementation of product-line specific re-engineering solutions. The Company's knowledge-based clinical implementation programs allow HCIA to leverage its databases and enable clients to realize improved clinical outcomes and lower costs through the modification of medical and behavioral practice patterns. The Company's methodologies link the costs, quality, utilization and outcomes of medical services delivered to patients in various clinical settings and focus on episodes of illness that offer the greatest opportunity for improving outcomes and reducing costs. The Company utilizes database analyses and an implementation management team to assist customers in reducing clinical resource consumption and improving outcomes in major specialties, including invasive cardiovascular, vascular, orthopaedics, oncology and medical cardiology.

CUSTOMERS

The Company's customers include numerous health care industry participants located throughout the United States, United Kingdom and Spain, including major provider and provider groups, managed care organizations, and pharmaceutical, biotechnology and medical device companies. In 1996 and 1997, no single customer accounted for 10% or more of the Company's revenue. HCIA's ten largest customers accounted for approximately 28% and 31% of its revenue during 1996 and 1997, respectively.

SALES AND MARKETING

HCIA markets its information systems and products through a variety of means that are designed to enhance its name recognition and facilitate the marketing of additional systems and products to its customer base. The Company's marketing personnel are located in the three primary business units and HCIA-Europe. The Company utilizes a direct sales approach with the existing customer base to market its decision support systems and seeks to present proposals to both existing and potential clients in face-to-face meetings at the executive level. The Company's field sales force is specialized and is able to draw on the Company's clinical implementation management team. In addition, HCIA has entered into agreements with other health care information systems vendors whereby the Company's products are marketed through their respective sales forces. The Company also approaches each of the major market constituencies through the sale of lower-priced Content products, such as directory publications, and also uses efforts such as the 100 Top Hospitals study to increase the visibility of the Company as an industry-leading source of health care information. The Company uses both telemarketing and direct-mail efforts in the sales of its less complex database products.

COMPETITION

The market for health care information products and services is intensely competitive. The Company believes that the principal competitive factors in the health care information market are the breadth and quality of system and product offerings, access to proprietary data, proprietary methodologies and technical resources, price and the effectiveness of marketing and sales efforts. In addition, the Company believes that the speed with which information companies can anticipate and respond to the evolving health care industry structure and identify information needs is an important competitive factor. Competitors vary in size and in the scope and breadth of products and services offered, and the Company competes for the sale of systems and products and the resulting access to data with different companies in each of its target markets. Many of the Company's competitors have significantly greater financial, technical, product development, marketing and other resources than the Company, and offer a broader range of systems and products. Furthermore, other major information companies not presently offering clinical health care information services may enter the markets in which the Company competes. The Company's potential competitors include specialty health care information companies, health care information system and software vendors, large data processing and information companies and systems consultants and integrators. Many of these competitors have substantial installed customer bases in the health care industry and the ability to fund significant product development and acquisition efforts.

INTELLECTUAL PROPERTY

HCIA considers its methodologies, computer software and databases to be proprietary. The Company seeks to protect its proprietary information through confidentiality agreements with its employees. The Company's policy is to have employees enter into confidentiality agreements containing provisions prohibiting the disclosure of confidential information to anyone outside the Company, requiring employees to acknowledge, and, if requested, assist in confirming the Company's ownership of any new ideas, developments, discoveries or inventions conceived during employment, and requiring assignment to the Company of proprietary rights to such matters that are related to the Company's business. The Company also relies on a combination of trade secret, copyright and trademark laws, contractual provisions in agreements with customers and technical measures to protect its rights in various methodologies, systems and products and databases. The Company has only one patent, and no copyright registration applications, covering its software technology. Due to the nature of its software applications, the Company believes that patent, trade secret and copyright protection are generally less significant than the Company's ability to further develop, enhance and modify its current systems and products.

GOVERNMENT REGULATION

The confidentiality of patient records and the circumstances under which records may be released for inclusion in the Company's databases is subject to substantial regulation by state governments. These state laws and regulations govern both the disclosure and use of confidential patient medical record information. Although compliance with these laws and regulations is principally the responsibility of the hospital, physician or other health care provider supplying the data to the Company, the Company's databases have been designed to enable health care providers to comply with the confidentiality requirements of state law. The Company believes that its procedures comply with the laws and regulations regarding the collection of patient data in substantially all jurisdictions. However, additional legislation governing the dissemination of medical record information has been proposed at both the state and federal level. This legislation may require holders of such information to implement security procedures that may result in substantial costs to the Company, and could, in certain circumstances, limit the Company's access to certain types of information. There can be no assurance that changes to state or federal laws will not materially restrict the ability of health care providers to submit information from patient records to the Company.

The U.S. Food and Drug Administration (the "FDA") has promulgated a draft policy for the regulation of certain computer products as medical devices. Although it is not possible to anticipate the final form of the FDA's policy with regard to computer software, the Company expects that, whether or not the draft policy is finalized, the FDA is likely to become increasingly active in regulating computer software that is intended for use in health care settings. The Company's products and product development activities, therefore, could become subject to extensive regulation by the FDA. The FDA regulates the introduction of new medical devices as well as activities such as manufacturing, labeling and recordkeeping for such products. To the extent that computer software is a medical device under FDA regulations or policy, the Company would be required, depending on the product, to comply with regulations, to (i) register and list the product with the FDA, (ii) notify the FDA and demonstrate substantial equivalence to other products on the market before marketing such products or
(iii) obtain FDA approval by demonstrating safety and effectiveness before marketing a product. In addition, such products would be subject to the FDA's general controls, including those relating to good manufacturing practices and adverse experience reporting.

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

EMPLOYEES

As of December 31, 1997, the Company had 684 employees, including 79 in sales and marketing, 318 in health care data, 176 in technology and 111 in finance and administration. None of the Company's employees are represented by a union or other collective bargaining group. The Company believes its relationships with its employees to be satisfactory.

RISK FACTORS; FORWARD-LOOKING STATEMENTS

CERTAIN STATEMENTS CONTAINED HEREIN REGARDING MATTERS THAT ARE NOT HISTORICAL FACTS ARE FORWARD-LOOKING STATEMENTS (AS SUCH TERM IS DEFINED IN THE SECURITIES ACT OF 1933, AS AMENDED (THE "SECURITIES ACT")), AND BECAUSE SUCH STATEMENTS INVOLVE RISKS AND UNCERTAINTIES, ACTUAL RESULTS MAY DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED BELOW.

ACQUISITIONS. The Company has, in large part, expanded its systems and products through the acquisition of health care information companies, product lines and data resources. The Company may continue the acquisition of methodological, analytical and technical resources that will further enhance and expand the Company's systems and products.

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

MANAGEMENT OF GROWTH. The Company's growth has resulted in an increase in the level of responsibility for both existing and new management personnel. Many of the Company's management personnel have had limited experience in managing companies as large as the Company. The Company has sought to manage its current and anticipated growth through the recruitment of additional management and technical personnel and the implementation of internal systems and controls. However, the failure to manage growth effectively could materially and adversely affect the Company's operating results.

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

DEPENDENCE ON INTELLECTUAL PROPERTY RIGHTS. The Company has made significant investments in the development and maintenance of its core collection of proprietary data standardization methodologies, value-added clinical measurement tools and technical resources that are used to transform disparate data streams into clinically relevant information products. The Company relies largely on its license agreements with customers and its own security systems, confidentiality procedures and employee nondisclosure agreements to maintain the trade secrecy of its proprietary information. There can be no assurance that the legal protections and precautions taken by the Company will be adequate to prevent misappropriation of the Company's proprietary information. In addition, these protections do not prevent independent third-party development of functionally equivalent or superior systems, products or methodologies.

COMPETITION. The health care information market is intensely competitive and rapidly changing. The Company competes for the sale of systems and products and the resulting access to data with different companies in each of its target markets. Competitors vary in size and in the scope and breadth of the products and services offered. Many of the Company's competitors have significantly greater financial, technical, product development and marketing resources than the Company, and broader product offerings. There can be no assurance that future competition, or any significant loss of access to data resulting therefrom, will not have a material adverse effect on the Company.

MAJOR CUSTOMERS. During 1996 and 1997, the Company's ten largest customers accounted for approximately 28% and 31%, respectively, of the Company's revenue. Many of the Company's contractual arrangements with its customers are subject to annual renewal. The loss of one or more of the Company's largest customers could have a material adverse effect on the Company.

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

POTENTIAL COST OF PERFORMANCE GUARANTEES. As part of certain of its implementation products, the Company guarantees that a customer will achieve or identify a certain level of cost savings at least equal to the fees the customer pays for the system. To the extent such cost savings are not achieved, the Company may be subject to claims related to such guarantees. Although the Company has never incurred a claim under these guarantees, there can be no assurance that this will continue to be the case. Liabilities related to such claims could have a material adverse effect on the Company's business and operating results.

VOLATILITY OF STOCK PRICE. The stock market historically has experienced volatility which has affected the market price of securities of many companies and which has sometimes been unrelated to the operating performance of such companies. The trading price of the Common Stock has been, and may continue to be, subject to significant fluctuations in response to general market conditions and to factors specific to the Company, such as variations in quarterly results of operations, announcements of acquisitions, new systems or products by the Company or its competitors, governmental regulatory action, other developments or disputes with respect to proprietary rights, general trends in the industry and overall market conditions, and other factors.

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

GOVERNMENT REGULATION. The confidentiality of patient records and the circumstances under which records may be released for inclusion in the Company's databases is subject to substantial regulation by state governments. Additional legislation governing the dissemination of medical record information has been proposed at both the state and federal level. This legislation may require holders of such information to implement security procedures that may result in substantial costs to the Company, and could, in certain circumstances, limit the Company's access to certain types of information. There can be no assurance that changes to state or federal laws will not materially restrict the ability of health care providers to submit information from patient records to the Company.

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

YEAR 2000 ISSUES. The Company's primary exposure to the Year 2000 is the ability of its systems to recognize four digit versus two digit references (i.e., 1998 versus 98) and to accept such information from its customers in the process of building its databases. The Company currently believes the incremental costs that the Company has and expects to incur, to make its systems and products Year 2000 compliant, will not be material to the Company's results of operations, liquidity or capital resources. However, there can be no assurances that the Company will not experience difficulties in utilizing data provided by its customers who have not taken the necessary steps to make their internal systems Year 2000 compliant. It is not currently possible to estimate the effect on the Company's results of operations from any such difficulties.

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

ITEM 2.               PROPERTIES.

The Company's executive offices are located in Baltimore, Maryland, in approximately 66,000 square feet of leased office space, under a lease that expires on December 31, 2002, and which includes an option for an additional term of up to five years. The Company also leases approximately 47,000 square feet of office space in

Ann Arbor, Michigan, under leases that expire on March 31, 2000, and 42,000 square feet of office space in Denver, Colorado, under a lease that expires on August 31, 2001. The Company also maintains offices in Fairport, New York, Waltham, Massachusetts, Louisville, Kentucky, Concord, California, Olympia, Washington, Windsor, Connecticut, Deerfield, Illinois, Alcester, England and Barcelona, Spain. The Company believes that its facilities are adequate for its current operations.

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

ITEM 4A.              EXECUTIVE OFFICERS OF THE COMPANY.

Executive officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors. Information regarding the executive officers of the Company who are not directors is as follows:

Name                     Age               Position
----                     ---               --------

Barry C. Offutt          36         Senior Vice President and Chief Financial
                                    Officer

Jean Chenoweth           51         Senior Vice President-Industry Relations

Charles A. Berardesco    39         Senior Vice President, General Counsel and
                                    Secretary

Donald S. Good, Jr.      35         Senior Vice President-Operations

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

Mr. Good served as a Vice President from May 1996 until September 1996, when he was appointed Senior Vice President-Commercial Markets. He was appointed Senior Vice President-Operations, in August 1997. Prior to May 1996, he was a healthcare consultant with Arthur Andersen & Co.

                                     PART II

ITEM 5.          MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER
                 MATTERS.

The following table sets forth, for the quarterly period indicated, the high and low closing sale price per share of Common Stock as reported by NASDAQ:

                            1996                          1997
                     High          Low             High          Low
                     ----          ---             ----          ---

First Quarter      $55-3/4       $41-7/8         $42            $16-3/4
Second Quarter      67-7/8        45-5/8          34-1/2         15-1/8
Third Quarter       67-3/8        50-1/16         33-3/8         13
Fourth Quarter      36-1/8        23-1/4          16-3/16        11-3/8


As of February 28, 1998, there were 122 holders of record of the Company's Common Stock. The number of record holders is not representative of the number of beneficial holders since many shares are held by depositories, brokers or other nominees.

Dividends

The Company has never paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends on the Common Stock for the foreseeable future. The Company currently intends to retain future earnings, if any, to fund the development and growth of its business.

Sales of Unregistered Securities

In connection with the acquisition of LBA in August 1996, the Company issued a total of 492,961 shares of Common Stock to the then stockholders of LBA's parent company. The foregoing issuances were exempt from registration pursuant to
Section 4(2) of the Securities Act as they did not involve a public offering. In issuing the shares, the Company relied upon the status of the stockholders (or their representatives) as officers or directors of LBA and that each had such knowledge and experience in financial and business matters that such stockholder was capable of evaluating the merits and risks of an investment in the Company's Common Stock.

ITEM 6.           SELECTED FINANCIAL DATA.

                                                                                      Year Ended December 31,
                                                                     1993         1994       1995(1)       1996(1)      1997(2)
                                                                     ----         ----       ----          ----         ----
                                                                               (in thousands, except per share data)
STATEMENTS OF OPERATIONS DATA:
  Revenue                                                          $ 28,111     $ 30,711     $ 48,015     $ 73,520     $ 82,905
  Salaries, wages and benefits                                       14,168       15,457       21,932       32,688       40,811
  Other operating expenses                                            8,611        8,625       12,055       17,058       24,463
  Depreciation and amortization                                       4,595        4,826        6,864       12,670       19,558
  Write-off of acquired in-process research and development costs        --           --       12,152       48,065           --
  Impairment loss on intangible assets and restructuring charges         --           --           --           --       41,129
                                                                   --------     --------     --------     --------     --------
      Operating income (loss)                                           737        1,803       (4,988)     (36,961)     (43,056)
  Interest income                                                        --          111        1,290        1,110          447
  Interest expense                                                      111          131          187          530          401
                                                                   --------     --------     --------     --------     --------
      Income (loss) before income taxes, minority interest
      in loss (income) of consolidated subsidiaries and cumulative
      effect of change in accounting for income taxes                   626        1,783       (3,885)     (36,381)     (43,010)
  Provision (benefit) for income taxes                                  362          759       (1,554)       5,886       (6,051)
  Minority interest in loss (income) of consolidated subsidiaries        90           (3)         (74)          --           --
                                                                   --------     --------     --------     --------     --------
      Income (loss) before cumulative effect of change in
      accounting for income taxes                                       354        1,021       (2,405)     (42,267)     (36,959)
  Cumulative effect of change in accounting for income taxes           (142)          --           --           --           --
                                                                   --------     --------     --------     --------     --------
      Net income (loss)                                            $    212     $  1,021     $ (2,405)    $(42,267)    $(36,959)
                                                                   ========     ========     ========     ========     ========
  Net income (loss) per share                                                   $   0.19     $  (0.31)    $  (4.19)    $  (3.12)
                                                                                ========     ========     ========     ========
  Shares used in per share calculation                                             5,518        7,733       10,096       11,834
                                                                                ========     ========     ========     ========
BALANCE SHEET DATA:
  Working capital                                                  $  3,852     $  5,620     $ 35,671     $ 36,996     $ 31,660
  Total assets                                                       41,122       40,865      108,401      223,196      182,240
  Long-term liabilities, excluding current installments               2,136        1,835          699        2,305           --
  Stockholders' equity                                               32,762       34,371       98,044      202,407      166,714

(1) In connection with various acquisitions, the Company has recorded charges related to acquired in-process research and development costs. Exclusive of such charges and related income tax effects, net income per share would have been $0.60 and $0.68 for 1995 and 1996, respectively.

(2) During 1997, the Company recorded charges related to the write-down of certain intangible assets as well as reserves for the costs of restructuring its Implementation unit. Exclusive of such charges and related income tax effects, net loss per share would have been $(0.18) for 1997.

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

The Company has made a substantial investment in the acquisition and development of its core collection of methodologies, clinical measurement tools and technical resources. In addition to internal development efforts, the Company has made a series of acquisitions of other health care information companies, product lines and data resources. The Company's strategy is to integrate and leverage these developed and acquired resources across substantially all of its systems and products, thereby giving it the ability to increase revenue generated from these resources without a commensurate increase in expenses. The Company does not track profitability by product line since many of the Company's resources are utilized throughout its systems and products.

In connection with certain acquisitions, the Company has recorded one-time charges related to acquired in-process research and development costs. Such charges totaled approximately $12.2 million and $48.1 million during 1995 and 1996, respectively. During 1997, the Company recorded a charge totaling $41.1 million related to an impairment loss on intangible assets and a restructuring charge related primarily to the Company's 1996 acquisition of LBA Health Care Management, Inc. ("LBA"). The Company has accounted for all of its acquisitions using the purchase method of accounting and, accordingly, has included the results of the acquired entities since the dates of acquisition. See Note 1 of the Notes to Consolidated Financial Statements.

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

As a result of its acquisitions of health care information companies, product lines and data resources, the Company has acquired intangible assets, the cost of which it amortizes over various useful lives. In addition, the Company has capitalized internal development costs and acquired assets relating to the development of methodologies, clinical measurement tools and technical resources, including its database, of $6.9 million, $14.4 million and $14.9 million during 1995, 1996 and 1997, respectively. Consequently, the Company has recorded amortization expense of $5.2 million, $10.1 million and $15.4 million during 1995, 1996 and 1997, respectively. See Notes 1, 2, and 4 of the Notes to Consolidated Financial Statements.

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

During 1997, the Company reorganized its internal sales and marketing structure into four business units: Content, which focuses on distributing standard data content products; Integrated Solutions, which aligns multiple HCIA competencies to create an integrated solution for a client; Implementation, which provides data-focused implementation services to providers; and HCIA-Europe. Effective in 1997, the Company began tracking its revenue through the four units, in lieu of its historical tracking of revenue by sales of decision support systems and syndicated products.

RESULTS OF OPERATIONS

The following table sets forth, for the fiscal periods indicated, certain items from the consolidated statements of operations of the Company expressed as a percentage of revenue:

                                                                    Year Ended December 31,
                                                               1995          1996        1997
                                                               ----          ----        ----
Revenue                                                        100%          100%        100%
Salaries, wages and benefits                                    46            45          49
Other operating expenses                                        25            23          30
Depreciation and amortization                                   14            17          24
Write-off of acquired in-process research and development costs 25            65          --
Impairment loss on intangible assets and restructuring charges  --            --          49
  Operating loss                                               (10)          (50)        (52)
Interest income, net                                             2             1          --
  Loss before income taxes                                      (8)          (49)        (52)
Provision (benefit) for income taxes                            (3)            8          (7)
Net loss                                                        (5)%         (57)%       (45)%

1997 COMPARED TO 1996

Revenue

Revenue for 1997 was $82.9 million, an increase of $9.4 million or 13% over 1996. The increase was primarily the result of increased sales in 1997 by the Company's Integrated Solutions and Implementation units.

The increase in Integrated Solutions sales was the result of the inclusion of a full year's revenue from HealthChex, Inc. ("HealthChex") and Response Healthcare Information Management, Inc. ("Response"), both of which were acquired in 1996, and increased penetration of the pharmaceutical market. Sales by the Implementation unit increased as a result of the inclusion of a full year's revenue of LBA, which was acquired in 1996.

During 1997, revenue historically classified as from sales of decision support systems represented approximately 85% of revenue and syndicated products represented the remaining 15% of revenue. All of the Company's revenue growth in 1997 was the result of increased sales of decision support systems.

Salaries, Wages and Benefits

Salaries, wages and benefits increased to 49% of revenue for 1997 from 45% for 1996. The increase was primarily the result of the Company establishing staffing levels in anticipation of a higher revenue level than actually achieved during the second and third quarters of 1997 and the Company's decision to maintain staffing levels in the fourth quarter of 1997 at a level which would be necessary to support higher levels of revenue for 1998.

Other Operating Expenses

Other operating expenses, which include occupancy, travel and consulting expenses, increased to 30% of revenue for 1997 from 23% for 1996. This increase was a result of the Company establishing levels for certain of these expenses, primarily consulting and occupancy, in anticipation of a higher revenue level than actually achieved in 1997.

Depreciation and Amortization

Depreciation and amortization increased to 24% of revenue for 1997 from 17% for 1996. This increase was primarily a result of the additional amortization and depreciation associated with the acquisitions of HealthChex, Response and LBA.

Write-off of Acquired In-process Research and Development Costs

In connection with the acquisitions of Response, HealthChex and LBA during 1996, the Company acquired ongoing research and development activities. The Company recorded one-time charges totaling $48.1 million during 1996, resulting from the write-off of the acquired in-process research and development costs. The amount of the one-time charges was equal to the estimated current fair value, based on the discounted risk-adjusted cash flows, of specifically identified technologies for which technological feasibility had not yet been established pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," and for which future alternative uses did not exist.

Impairment Loss on Intangible Assets and Restructuring Charges

During 1997, the Company recorded an impairment loss on intangible assets and restructuring charges of approximately $41.1 million. Approximately $37.6 million of the charges represented the write-down of certain intangibles, which arose from the Company's acquisition of LBA, to their estimated realizable value. The charge resulted from the assessment that the Company's Implementation unit, formed upon the acquisition of LBA, would not generate the cash flows anticipated at the time of the LBA acquisition. The remainder of the charges, totaling $3.5 million, represented reserves for the cost of employee severance, facilities reduction, and customer allowances related to product discontinuances, which were incurred primarily in connection with restructuring the ongoing operations of the Implementation unit.

Interest Income and Expense

Net interest income was $46,000 for 1997 compared with $580,000 for 1996. This change was the result of a lower invested balance in 1997 due to the use of cash for acquisitions and to fund internal development costs and equipment acquisitions.

Income Taxes

The Company's effective income tax rate was (14)% for 1997 compared with 16% for 1996. The change in the rate results from the effect of the non-deductible write-off of the in-process research and development costs resulting from certain acquisitions during 1996, which was partially offset by the increased amortization of non-deductible goodwill during 1997 (see Note 8 of the Notes to Consolidated Financial Statements).

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

Write-off of Acquired In-process Research and Development Costs

In connection with four acquisitions completed during 1995 and 1996, the Company acquired ongoing research and development activities. The Company recorded one-time charges totaling $12.2 million and $48.1 million during 1995 and 1996, respectively, resulting from the write-off of the acquired in-process research and development costs. The amount of the one-time charges was equal to the estimated current fair value, based on the discounted risk-adjusted cash flows, of specifically identified technologies for which technological feasibility had not yet been established pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," and for which future alternative uses did not exist.

Interest Income and Expense

Net interest income was $580,000 for 1996 compared with $1.1 million for 1995. The decrease was the result of higher interest expense in 1996 related to debt incurred in connection with certain acquisitions.

Income Taxes

The Company's effective income tax rate was 16% for 1996 compared with (39)% for 1995. The change was primarily the result of non-deductible goodwill and the non-deductible write-off of the in-process research and development costs resulting from certain acquisitions during 1996.

LIQUIDITY AND CAPITAL RESOURCES

During 1995 and 1996, the Company completed several public offerings of its common stock. The net proceeds to the Company from the offerings were approximately $182.3 million.

In August 1996, the Company obtained from First Union National Bank of North Carolina ("First Union") a credit facility totaling $100 million, consisting of a $50 million term loan and a $50 million revolving line of credit. The Company incurred a one-time facility fee of $520,000. The Company borrowed the entire $50 million term loan and approximately $36 million of the revolving line of credit in connection with the acquisition of LBA and repaid such borrowings with a portion of the net proceeds to the Company from a public offering of the Company's common stock.

During 1997, the Company reduced the amount available under the revolving line of credit and currently maintains a $25 million (subject to certain borrowing limitations) revolving line of credit for general corporate purposes, including future acquisitions and working capital requirements. Borrowings are collateralized by substantially all of the Company's assets. The Company is required to pay a commitment fee on the average daily unused portion of the facility at a rate ranging from 0.25% to 0.375% per annum, depending on the Company's debt/cash flow ratio. Borrowings bear interest at varying rates based on an index tied to First Union's prime rate or LIBOR. The credit facility also contains financial covenants applicable to HCIA, including a debt/cash flow ratio and ratios of debt to capital. As of December 31, 1997, the Company was in compliance with all such financial covenants and had a maximum borrowing capacity of $11.7 million, and there were no borrowings outstanding under the facility. The credit facility reduces to $18.8 million in July 1999, $12.5 million in July 2000 and expires on July 31, 2001.

During 1995, 1996 and 1997, the Company generated net cash from operations of approximately $3.1 million, $10.3 million and $12.8 million, respectively. During 1996 and 1997, approximately $12.1 million and $4.8 million of cash generated from operations was used to fund the increase in accounts receivable. The increases in accounts receivable were primarily the result of revenue growth, as well as the timing of receipt of payments from certain major customers. Net cash provided (used) by financing activities during 1995, 1996 and 1997 was approximately $66.2 million, $116.0 million and ($.4) million, respectively. The cash generated by financing activities in 1995 and 1996 was primarily a result of the Company's public offerings of its common stock. The net cash provided by operations and financing activities has been utilized primarily for acquisitions, software development costs and capital expenditures.

The Company made capital expenditures (including capitalized leases) totaling $3.1 million, $6.4 million and $5.6 million during 1995, 1996 and 1997, respectively. As of December 31, 1997, the Company had net working capital of $31.7 million, including cash and cash equivalents in the amount of $5.6 million, and did not have any material commitments for capital expenditures.

In April 1995, the Company completed the acquisition of all of the outstanding capital stock of Datis Corporation ("Datis") for $14.6 million in cash, which included approximately $14.25 million funded by the Company and $386,000 funded with the proceeds received from the exercise of certain options to purchase Datis stock and repaid approximately $900,000 of outstanding debt of Datis. In December 1995, the Company acquired the CHAMP unit of William M. Mercer, Incorporated ("CHAMP") for $17.5 million in cash and, in May 1996, the Company completed the acquisition of Response for approximately $6.3 million in cash. In August 1996, the Company acquired LBA for a total purchase price of approximately $128.8 million, $100.1 million of which was paid in cash and $28.7 million of which was paid by the delivery of HCIA common stock. The Company utilized $86 million in borrowings under the First Union credit facility discussed above to fund the cash portion of the purchase price, which was subsequently repaid from the proceeds of a public offering of common stock. In December 1996, the Company acquired HealthChex from Equifax Inc. for $11.5 million in cash. Each of these acquisitions has been accounted for using the purchase method of accounting and, accordingly, the assets have been valued at their estimated fair market value.

YEAR 2000 COMPUTER SOFTWARE

The Company has performed a review of its computer systems and software and has begun to implement the required revisions in anticipation of the Year 2000. The Company believes that its primary exposure to the issue is in the ability of its systems to recognize four digit references versus two digit references (i.e., 1998 versus 98) and to accept such information from its customers in the process of building its databases. At this time, the Company has completed the required revisions to certain of its main processing systems to make them Year 2000 compliant and has scheduled the remainder of its efforts such that they should be completed by June 1999. The Company believes that to a significant extent, the necessary revisions to its systems and products will be made during the planned updates and edits to its product offerings. As a result, the cost of the efforts performed to date and the incremental future costs the Company expects to incur to make all of its systems and processes Year 2000 compliant are not anticipated to be material to the Company's results of operations, liquidity or capital resources.

While the Company, in the process of making its systems Year 2000 compliant, intends to design algorithms to test data received from its customers and convert it to a usable format, there can be no assurances that the Company will not experience difficulties in utilizing data provided by its customers who have not taken the necessary steps to make their internal systems Year 2000 compliant. It is not currently possible to estimate the effect on the Company's results of operations from any such difficulties.

NEW ACCOUNTING PRONOUNCEMENTS

In 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information." In addition, the American Institute of Certified Public Accountants issued Statement of Position No. 97-2, "Software Revenue Recognition" during 1997. The Company will adopt the provisions of these pronouncements in 1998 and has determined that they will not have a material effect on its financial position or results of operation and is assessing their effect on its financial statement presentation and disclosure.

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-K contain forward-looking statements, including statements regarding the intent, belief or current expectations of the Company and its management. These statements are not guarantees of future performance and involve a number of risks and uncertainties which are difficult to predict. Therefore, actual outcomes and results could differ materially from those indicated by such forward-looking statements. HCIA undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are (i) variations in quarterly results, (ii) the assimilation of acquisitions, (iii) the management of the Company's growth and expansion, (iv) dependence on key personnel, (v) development by competitors of new or superior products or entry into the market of new competitors, (vi) dependence on major customers, (vii) dependence on intellectual property rights, (viii) integrity, availability and reliability of the Company's data, (ix) volatility of the Company's stock price, (x) changes in the health care industry from both a regulatory and financial perspective, (xi) implementation of required changes to computer systems and software for the year 2000, and (xii) other risks identified from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS AND STOCKHOLDERS
HCIA INC.:

We have audited the accompanying consolidated balance sheets of HCIA Inc. and subsidiaries as of December 31, 1996 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HCIA Inc. and subsidiaries as of December 31, 1996 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997 in conformity with generally accepted accounting principles.

                                                           KPMG Peat Marwick LLP

Baltimore, Maryland
January 22, 1998

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
(in thousands, except per share data)

HCIA INC. AND SUBSIDIARIES

                                                                                 1995          1996           1997
                                                                                 ----          ----           ----
Revenue                                                                       $ 48,015      $ 73,520       $ 82,905
Salaries, wages and benefits                                                    21,932        32,688         40,811
Other operating expenses                                                        12,055        17,058         24,463
Depreciation                                                                     1,619         2,567          4,199
Amortization                                                                     5,245        10,103         15,359
Write-off of acquired in-process research and development costs                 12,152        48,065             --
Impairment loss on intangible assets and restructuring charges                      --            --         41,129
                                                                              --------      --------       --------
  Operating loss                                                                (4,988)      (36,961)       (43,056)
Interest income                                                                  1,290         1,110            447
Interest expense                                                                   187           530            401
                                                                              --------      --------       --------
  Loss before income taxes                                                      (3,885)      (36,381)       (43,010)
Provision (benefit) for income taxes                                            (1,554)        5,886         (6,051)
Minority interest in income of consolidated subsidiaries                           (74)           --             --
                                                                              --------      --------       --------
  Net loss                                                                    $ (2,405)     $(42,267)      $(36,959)
                                                                              ========      ========       ========
Net loss per share                                                            $  (0.31)     $  (4.19)      $  (3.12)
                                                                              ========      ========       ========
Shares used in per share calculation                                             7,733        10,096         11,834
                                                                              ========      ========       ========

See accompanying notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1996 AND 1997
(in thousands)

HCIA INC. AND SUBSIDIARIES

                                                                                                    1996                  1997
                                                                                                    ----                  ----
ASSETS
Current assets:
  Cash and cash equivalents                                                                      $  13,302            $    5,580
  Short-term investments                                                                               510                    --
  Trade accounts receivable, net of allowance for doubtful accounts
     of $1,042 in 1996 and $2,100 in 1997                                                           32,122                34,354
  Prepaid expenses and other current assets                                                          4,225                 3,669
  Deferred compensation funds held in trust                                                          5,321                 3,583
                                                                                                 ---------            ----------
            Total current assets                                                                    55,480                47,186
Furniture and equipment, net                                                                        12,188                13,671
Computer software costs, net                                                                        20,425                26,727
Other intangible assets, net                                                                       115,601                71,298
Net deferred tax asset                                                                              17,074                23,238
Other                                                                                                  123                   120
Deferred compensation funds held in trust                                                            2,305                    --
                                                                                                 ---------            ----------
            Total assets                                                                         $ 223,196            $  182,240
                                                                                                 =========            ==========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                               $   1,315            $    2,227
  Accrued salaries, benefits and other liabilities                                                   8,078                 7,430
  Notes payable                                                                                      1,718                    31
  Deferred revenue                                                                                   2,052                 2,255
  Acquired deferred compensation liability                                                           5,321                 3,583
                                                                                                 ---------            ----------
            Total current liabilities                                                               18,484                15,526
Acquired deferred compensation liability                                                             2,305                    --
                                                                                                 ---------            ----------
            Total liabilities                                                                       20,789                15,526
                                                                                                 ---------            ----------
Stockholders' equity:
  Preferred stock -- $0.01 par value; 500,000 shares authorized;
    no shares issued and outstanding                                                                    --                    --
  Common stock -- $0.01 par value; 50,000,000 shares authorized; issued and
    outstanding 11,781,458 as of December 31, 1996 and 11,850,094 as of December 31, 1997              118                   118
  Additional paid-in capital                                                                       249,591               250,892
  Accumulated deficit                                                                              (47,220)              (84,179)
  Cumulative unrealized appreciation of short-term investments                                           4                    --
  Cumulative effect of currency translation adjustment                                                 (86)                 (117)
                                                                                                 ---------            ----------
            Total stockholders' equity                                                             202,407               166,714
                                                                                                 ---------            ----------
 Total liabilities and stockholders' equity                                                      $ 223,196            $  182,240
                                                                                                 =========            ==========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
(in thousands)

HCIA INC. AND SUBSIDIARIES


                                                                                           Cumulative    Cumulative
                                                                                           Unrealized     Effect of
                                                               Additional                 Appreciation    Currency       Total
                                         Preferred   Common      Paid-In    Accumulated  of Short-Term   Translation  Stockholders'
                                           Stock      Stock      Capital      Deficit     Investments    Adjustment      Equity
                                           -----      ----      --------     ---------       -----         ------       ---------
BALANCE AT
  DECEMBER 31, 1994                        $  --      $ 54      $ 36,876     $ (2,548)       $ --          $ (11)       $ 34,371

Sale of common stock to
  the public                                  --        36        66,006           --          --             --          66,042

Net loss                                      --        --            --       (2,405)         --             --          (2,405)

Effect of currency
  translation adjustment                      --        --            --           --          --             (8)             (8)

Unrealized appreciation of
  short-term investments                      --        --            --           --          44             --              44
                                           -----      ----      --------     ---------       -----         ------       ---------
BALANCE AT
  DECEMBER 31, 1995                        $  --      $ 90      $102,882     $ (4,953)       $ 44          $ (19)       $ 98,044

Exercise of stock options                     --        --           638           --          --             --             638

Income tax benefits related to exercise
  of stock options                            --        --         1,128           --          --             --           1,128

Sale of common stock to
  the public                                  --        23       116,233           --          --             --         116,256

Issuance of stock in connection
with an acquisition                           --         5        28,710           --          --             --          28,715

Net loss                                      --        --            --      (42,267)         --             --         (42,267)

Effect of currency
  translation adjustment                      --        --            --           --          --            (67)            (67)

Unrealized depreciation of
  short-term investments                      --        --            --           --         (40)            --             (40)
                                           -----      ----      --------     ---------       -----         ------       ---------
BALANCE AT
  DECEMBER 31, 1996                        $  --      $118      $249,591     $(47,220)       $  4          $ (86)       $202,407

Exercise of stock options                     --        --           613           --          --             --             613

Income tax benefits related to exercise
  of stock options                            --        --           688           --          --             --             688

Net loss                                      --        --            --      (36,959)         --             --         (36,959)

Effect of currency
  translation adjustment                      --        --            --           --          --            (31)            (31)

Unrealized depreciation of
  short-term investments                      --        --            --           --          (4)            --              (4)
                                           -----      ----      --------     ---------       -----         ------       ---------
BALANCE AT
  DECEMBER 31, 1997                        $  --      $118      $250,892     $(84,179)       $ --          $(117)       $166,714
                                           =====      ====      ========     =========       =====         ======       =========

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997
(in thousands)

HCIA INC. AND SUBSIDIARIES

                                                                              1995           1996            1997
                                                                          ----------     -----------      ----------
Cash flows from operating activities:
  Net loss                                                                $  (2,405)      $ (42,267)      $ (36,959)
  Adjustments to reconcile net loss to net cash
    provided by operating activities:
      Depreciation and amortization                                           6,864          12,670          19,558
      Write-off of acquired in-process research and development costs        12,152          48,065              --
      Impairment loss on intangible assets and restructuring charges             --              --          41,129
      Deferred tax provision (benefit)                                       (3,625)          5,606          (6,164)
      Changes in operating assets and liabilities:
         Trade accounts receivable                                           (7,078)        (12,057)         (4,846)
         Prepaid expenses and other current assets                             (532)         (1,965)            697
         Accounts payable                                                       215          (1,247)            912
         Accrued salaries, benefits and other liabilities                      (816)            812          (1,587)
         Deferred revenue                                                    (1,714)            674              88
         Minority interest                                                       75              --              --
                                                                          ----------     -----------      ----------
            Net cash provided by operating activities                         3,136          10,291          12,828
                                                                          ----------     -----------      ----------
Cash flows from investing activities:
  Purchases of furniture and equipment                                       (3,145)         (6,357)         (5,643)
  Cost of acquisitions, net of cash acquired                                (35,271)       (118,050)           (104)
  Computer software costs purchased or capitalized                           (6,151)        (12,671)        (13,389)
  Other intangible assets purchased or capitalized                             (716)         (1,742)         (1,506)
  Purchases of short-term investments                                       (69,312)        (59,640)             --
  Proceeds from disposals of short-term investments                          46,077          82,370             506
  Payments on notes receivable                                                1,551              --              --
  Other                                                                         104             (67)              3
                                                                          ----------     -----------      ----------
            Net cash used in investing activities                           (66,863)       (116,157)        (20,133)
                                                                          ----------     -----------      ----------
Cash flows from financing activities:
  Proceeds from exercise of stock options                                        --             638             613
  Income tax benefits related to stock options                                   --           1,128             688
  Proceeds from public offerings                                             66,042         116,256              --
  Acquisition related borrowings                                                 --          86,000              --
  Repayment of acquisition related borrowings                                    --         (86,000)             --
  Fees paid to establish credit facilities                                       --            (520)             --
  Borrowing from related party                                                2,915              --              --
  Repayments of related party borrowing                                      (1,900)             --              --
  Repayments of notes payable                                                  (513)         (1,246)         (1,687)
  Principal payments on capital leases                                         (315)           (211)             --
                                                                          ----------     -----------      ----------
            Net cash provided by (used in) financing activities              66,229         116,045            (386)
                                                                          ----------     -----------      ----------
Impact of currency fluctuations on cash and cash equivalents                     (8)            (67)            (31)
                                                                          ----------     -----------      ----------
(Decrease) increase in cash and cash equivalents                              2,494          10,112          (7,722)
Cash and cash equivalents--beginning of year                                    696           3,190          13,302
                                                                          ==========      ==========      ==========
Cash and cash equivalents--end of year                                    $   3,190       $  13,302       $   5,580
                                                                          ==========      ==========      ==========
Supplemental cash flow information
           -- cash paid during the year for interest                      $      89       $     461       $     367
                                                                          ==========      ==========      ==========
           -- cash paid during the year for income taxes                  $   1,088       $     790       $     415
                                                                          ==========      ==========      ==========

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1995, 1996 and 1997


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

(b) Public Offerings
In February 1995, the Company completed an initial public offering of approximately 2.0 million shares of common stock at $14.00 per share.

In August 1995, the Company completed a public offering of approximately 2.6 million shares at $28.50 per share, consisting of 1.5 million shares issued by the Company and approximately 1.1 million shares sold by the Company's then largest stockholder, AMBAC Inc. ("AMBAC").

In May 1996, approximately 4.2 million shares of the Company's common stock were sold by AMBAC in a public offering. In connection with the offering the Company sold 261,591 shares of common stock at $51.00 per share.

In August 1996, approximately 2.2 million shares of the Company's common stock were sold at $54.125 in a public offering. Of these shares 216,696 were sold by certain stockholders. The Company did not receive any of the proceeds from the sale of shares by the selling stockholders.

Net proceeds to the Company from the offerings discussed above were approximately $182.3 million.

(c) Acquisitions
Certain information regarding the Company's major acquisitions in the periods covered by these financial statements is summarized below:

                                  Datis                  CHAMP                Response                    LBA
                           -------------------    -------------------   ----------------------   ----------------------
                                       Life of                Life of               Life of                   Life of
                                        Asset                  Asset                 Asset                     Asset
                                        -----                  -----                 -----                     -----
Purchase price             $14,250,000            $17,500,000           $6,261,000               $128,829,000
Assets acquired
  Current assets           $ 1,338,000            $   175,000           $1,274,000               $  4,681,000
  Furniture & equipment    $ 1,092,000 3-5 years           --           $  293,000 3-5 years     $  1,533,000 3-5 years
  Other assets             $    25,000                     --                   --                         --
  Deferred tax asset                --                     --           $  221,000               $ 18,534,000
  Software                 $   233,000   5 years  $   859,000  5 years  $  255,000   5 years               --
  Trade name                        --            $ 1,266,000 12 years          --                         --
  Customer base                     --            $   595,000 12 years  $  393,000  12 years     $  5,135,000  10 years
  Methodologies                     --                     --                   --               $ 12,843,000   6 years
  Assembled workforce               --            $ 1,102,000 12 years  $  133,000  12 years     $  4,080,000  10 years
  Goodwill                 $16,503,000  20 years  $ 1,351,000 12 years  $  304,000  15 years     $ 43,859,000  20 years
  In-process research
    & development                   --            $12,152,000           $4,309,000               $ 41,507,000
Liabilities assumed        $ 4,941,000                     --           $  921,000               $  3,343,000


                                   HealthChex
                            -----------------------
                                            Life of
                                             Asset
                                             -----
Purchase price              $11,503,000
Assets acquired
  Current assets            $   508,000
  Furniture & equipment     $   590,000 3-5 years
  Other assets                       --
  Deferred tax asset        $   835,000
  Software                           --
  Trade name                         --
  Customer base             $   599,000  10 years
  Methodologies             $ 1,628,000   5 years
  Assembled workforce       $   715,000  10 years
  Goodwill                  $ 5,107,000  20 years
  In-process research
    & development           $ 2,249,000
Liabilities assumed         $   728,000

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

On May 15, 1996, the Company acquired all of the outstanding stock of Response Healthcare Information Management, Inc. ("Response") for $6,261,000 in cash. Response develops and markets information products which capture and analyze patient-centered data relating to disease-specific outcomes measurement and member/ patient satisfaction.

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

On December 2, 1996, the Company purchased all of the capital stock of HealthChex, Inc. ("HealthChex") for $11,503,000 in cash. The parties have made an election under Internal Revenue Code Sec. 338(h)(10) to treat this acquisition as an asset purchase for tax purposes. HealthChex provides physician profiling and medical claims review systems to health care providers and payors.

The values and lives of the intangible assets and in-process research and development costs obtained in the CHAMP, Response, LBA and HealthChex acquisitions were determined by an independent appraiser. The lives and values of the intangible assets were based on, among other things, employee retention rates, customer retention rates and the historical rates of change in the products and markets. The current fair value of in-process research and development costs was determined based on the risk-adjusted cash flows (at discount rates of 19% to 22%) of specifically identified technologies for which technological feasibility had not yet been established pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" ("SFAS No. 86") and for which future alternative uses did not exist. Consideration of technological feasibility for purposes of these calculations was given on a basis consistent with that normally utilized by the Company (see note 2d). Non-recurring charges to write off these costs were recorded on the date of each acquisition. These charges are recorded as operating expenses on the accompanying consolidated statements of operations.

During 1997, the Company recorded a $37,649,000 impairment loss on intangible assets related to the LBA acquisition and reduced the economic lives of certain of the remaining intangible assets (see note 4).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

During 1996, the Company also acquired all of the stock of IASIST S.A. and all of the interests in Managed Marketing LLC. The aggregate purchase price for these acquisitions was $2,713,000 and was paid in cash. These acquisitions resulted in increases in current assets of $496,000, furniture and equipment of $85,000, software of $303,000 and goodwill of $2,159,000, offset by increased current liabilities of $330,000. The goodwill is being amortized on a straight-line basis over its estimated useful life of 15 years. The estimate of each amortization period is based on the nature of the products and markets of the acquired entities and the historical rates of change in the products and markets.

Unless otherwise noted, funding for the acquisitions discussed above was provided from the proceeds of the Company's public offerings. All of these acquisitions were accounted for using the purchase method of accounting.

Unaudited pro forma combined results of the operations of the Company for the year ended December 31, 1996 are presented below and have been prepared assuming that the acquisitions discussed above had been made as of January 1, 1996.

                                   1996
                                -----------
                                (unaudited)

Revenue                          $93,568
Net income                       $ 7,192
Net income per share             $  0.59

The pro forma results include the historical accounts of the Company and the acquired entities adjusted to reflect the effects of the depreciation and amortization of the acquired identifiable tangible and intangible assets based on the new cost basis of the assets acquired, additional interest expense related to notes payable issued in connection with certain acquisitions, the reversal of the non-recurring write-off of acquired in-process research and development costs recorded in connection with certain acquisitions and related income tax effects. The pro forma results are not necessarily indicative of actual results which might have occurred had the operations and management of the Company and the acquired entities been combined in 1996.

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

(b) Cash Equivalents and Short-Term Investments
Cash equivalents consist of highly liquid securities with original maturities of three months or less at the date acquired by the Company. At December 31, 1996, the Company's short-term investments, which are classified as an available for sale securities portfolio, consisted of municipal bonds, which had a fair value and a cost of $510,000 and $506,000 respectively.

The portfolio is carried at fair value in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." All securities mature within one year. Realized gains and losses are recorded using the specific identification basis to determine costs. During 1996 and 1997, proceeds from sales of the securities totaled $82,370,000 and $506,000, respectively. Gross realized gains and losses on sales of the securities were immaterial in 1996 and 1997.

(c) Furniture and Equipment
Furniture and equipment are stated at cost. Included in furniture and equipment are computer hardware, furniture and fixtures and leasehold improvements. These costs are being depreciated on the straight-line method over their estimated useful lives of three to five years.

(d) Computer Software Costs
Computer software costs include the cost of internally developed software and the fair market value assigned to computer software obtained in purchase transactions. Costs for internally developed software are capitalized in accordance with SFAS No. 86. These costs relate primarily to the building of production systems and extending existing applications to new markets or platforms using existing technologies and programming methods. The Company capitalizes only those costs incurred after a detailed program design or, in the absence of such, a working prototype has been developed. The Company generally develops its applications in connection with customer contracts and includes the related costs as a component of operating expenses in the period incurred. The Company capitalized or purchased a total of $7,260,000, $13,229,000 and $13,389,000 of computer software costs in 1995, 1996 and 1997, respectively, including $1,092,000 in 1995 and $558,000 in 1996 related to business acquisitions.

Capitalized costs are amortized, beginning with market availability, over the economic useful life of the product. Typically, this life is five years. The annual amortization expense is the greater of the amount computed using (a) the ratio that current gross revenues for a product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported. Amortization expense for computer software was $2,048,000, $3,816,000 and $6,204,000 during 1995, 1996 and 1997, respectively.
Accumulated amortization for computer software was $10,326,000 and $16,530,000 at December 31, 1996 and 1997, respectively.

The Company evaluates, on a quarterly basis, the recoverability of capitalized software costs on the basis of whether such costs are fully recoverable from projected undiscounted cash flows of individual system and product lines.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(e) Revenue Recognition
Revenue from license fees for access to the Company's databases is recognized when access to the database is made available to the customer. Revenue from custom system or database development and implementation contracts is recognized on a percentage of completion basis using the cost-to-cost method. This method of accounting has resulted in unbilled accounts receivable of $3,686,000 and $3,424,000 at December 31, 1996 and 1997, respectively. On a quarterly basis, the Company assesses whether the current estimate of total contract costs for each of these contracts indicates a loss is expected and accrues any such losses on the entire contract in that quarter. Where the Company has contracted to provide both access to a Company database and development of a custom database, the contract value is segmented into its discrete elements according to their relative values, and revenue is recognized separately on each element in accordance with the above.

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

(f) Foreign Currency Translation
The assets and liabilities of the Company's foreign operations are translated at year-end exchange rates, while revenue and expenses are translated at rates prevailing during the period. Accordingly, translation adjustments that arise due to fluctuations in exchange rates are excluded from operations and are reported as a separate component of stockholders' equity. The Company's foreign operations account for less than 10% of assets and revenue of the Company for 1997.

(g) Income Taxes
Prior to the completion of the Company's initial public offering in February 1995, the Company was party to a federal tax-sharing agreement with AMBAC and was included in AMBAC's consolidated federal income tax return. The tax-sharing agreement provided for the determination of tax expense or benefit based on the contribution of the Company to AMBAC's tax liability, computed substantially as if the Company filed a separate income tax return. The tax liability due AMBAC was settled quarterly, with a final settlement taking place after the filing of the consolidated federal tax return. Commencing February 22, 1995, the Company was no longer included on a consolidated basis for tax purposes with AMBAC and became responsible for filing its own federal income tax return.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(h) Earnings Per Share
In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share," (SFAS No. 128"), which was effective for financial statements issued for periods ending after December 15, 1997. This Statement replaces the presentation of primary earnings per share ("EPS") with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. The Company adopted SFAS No. 128 in 1997. While SFAS No. 128 requires restatement of all prior period EPS data presented, there was no effect on the Company's prior period EPS data for the years ended December 31, 1995 and 1996 because the Company experienced losses in those years. The number of shares used in these calculations has been adjusted to reflect a one-for-three reverse stock split and the conversion of Class A and Class B common stock into a single class of common stock (see note 10).

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

(k) Reclassifications
Certain amounts for 1995 and 1996 have been reclassified to conform to the presentation for 1997.

(3)  FURNITURE AND EQUIPMENT

Furniture and equipment consist of the following at December 31:


                                         1996              1997
                                     ------------     ------------
Computer equipment                   $ 15,274,000     $ 17,896,000
Office furniture and equipment          1,881,000        4,329,000
Other                                     516,000          919,000
                                     ------------     ------------
                                     $ 17,671,000     $ 23,144,000
Less accumulated depreciation          (5,483,000)      (9,473,000)
                                     ------------     ------------
                                     $ 12,188,000     $ 13,671,000
                                     ============     ============

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) OTHER INTANGIBLE ASSETS

Other intangible assets at December 31, 1997 consist of the following:

                                     Capitalized    Accumulated     Carrying      Weighted
                                        Cost       Amortization      Value      Average Life
                                    -------------  -------------  ------------- ------------
Databases                           $   8,340.000   $ 5,457,000   $  2,883,000         5
CPHA license and prepaid royalties     14,031,000     4,711,000      9,320,000        17
Goodwill                               53,289,000     6,230,000     47,059,000        19
Customer bases                          3,395,000       287,000      3,108,000         7
Methodologies                           4,138,000       437,000      3,701,000         5
Assembled workforce                     3,682,000       316,000      3,366,000         9
Other                                   2,289,000       428,000      1,861,000        13
                                    -------------   -----------   ------------
                                    $  89,164,000   $17,866,000   $ 71,298,000
                                    =============   ===========   ============

Other intangible assets at December 31, 1996 consist of the following:

                                     Capitalized    Accumulated      Carrying      Weighted
                                         Cost       Amortization      Value      Average Life
                                    -------------   -----------   ------------   ------------
Databases                           $   7,788,000   $ 4,778,000   $  3,010,000         5
CPHA license and prepaid royalties     14,031,000     3,886,000     10,145,000        17
Goodwill                               79,467,000     4,777,000     74,690,000        19
Customer bases                          6,722,000       290,000      6,432,000        10
Methodologies                          14,471,000       919,000     13,552,000         6
Assembled workforce                     6,030,000       276,000      5,754,000        10
Other                                   2,274,000       256,000      2,018,000        13
                                    -------------   -----------   ------------
                                    $ 130,783,000   $15,182,000   $115,601,000
                                    =============   ===========   ============

Databases consist of the fair market value of various acquired databases, the cost of acquiring data and internal development costs (direct labor and related overhead) incurred in standardizing data for use in internally developed databases. These assets are being amortized on a straight-line basis over their estimated useful lives of five years. Amortization expense for databases was approximately $962,000, $1,067,000, and $679,000 during 1995, 1996 and 1997, respectively.

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

Other intangibles consist of a trade name obtained in the CHAMP acquisition and certain non-competition agreements. The value and life of the trade name were determined by an independent appraiser. The non-competition agreements are amortized over their 1 to 2 year terms commencing with the date the employees are no longer employed by the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Periodically the Company evaluates the carrying values and economic lives of its intangible assets relative to the expected future cash flows of the underlying businesses with which they are associated. At September 30, 1997, this evaluation indicated that the carrying value of the intangible assets arising from the acquisition of LBA in August 1996 were not fully realizable (see note
1). Accordingly the Company recorded an impairment loss on intangible assets of approximately $37.6 million in the quarter ended September 30, 1997. Commensurate with the write-down of the intangible assets, the Company reevaluated the remaining economic lives of these assets and made appropriate prospective adjustments. The following table summarizes the impairment loss on intangible assets and changes to the asset lives:

                                     Pre-Charge                     Post-Charge     Pre-Charge     Post-Charge
        Asset                      Net Book Value   Write Down    Net Book Value  Remaining Life  Remaining Life
---------------------              ---------------  -----------  ---------------  --------------- --------------
Customer bases                     $  4,536,000    $  2,728,000    $  1,808,000         9                  4
Assembled workforce                   3,604,000       1,872,000       1,732,000         9                  6
Methodologies                        10,345,000       7,835,000       2,510,000         5                  4
Software                              1,236,000         828,000         408,000         4                  4
Goodwill                             41,804,000      24,386,000      17,418,000        19                 19
                                   ------------    ------------    ------------
                                   $ 61,525,000    $ 37,649,000    $ 23,876,000
                                   ============    ============    ============


The Company also implemented a restructuring of certain of its operations, primarily related to its Implementation unit, which was formed after the acquisition of LBA. A $3.5 million restructuring charge was recorded during the quarter ended September 30, 1997, representing the cost of employee severance, facilities reduction and customer allowances.

(5)  ACCRUED SALARIES, BENEFITS AND OTHER LIABILITIES

Accrued salaries, benefits and other liabilities consist of the following at December 31:

                                          1996                 1997
                                      -----------         -----------
Accrued salaries                      $ 2,220,000         $ 2,244,000
Accrued benefits                          477,000             515,000
Accrued vacation                          681,000             774,000
Other                                   4,700,000           3,897,000
                                      -----------         -----------
                                      $ 8,078,000         $ 7,430,000
                                      ===========         ===========



(6)  LEASES

The Company leases office space and certain equipment under operating leases. Rent expense for these leases was $2,286,000, $3,563,000 and $4,907,000 net of rental income of $0, $412,000 and $609,000 during 1995, 1996 and 1997, respectively. The minimum rental commitments under noncancelable operating leases as of December 31, 1997, are as follows:

Year Ending December 31:

  1998                                      $ 5,381,000
  1999                                        4,857,000
  2000                                        3,775,000
  2001                                        3,001,000
  2002                                        2,239,000
  Thereafter                                     --
                                            -----------
     Gross minimum payments required        $19,253,000
  Sublease Income                              (317,000)
                                            -----------
     Net minimum payments required          $18,936,000
                                            ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)  SAVINGS INCENTIVE PLAN

The Company maintains the HCIA Inc. Savings Incentive Plan, a profit sharing plan qualified under Section 401(a) of the Internal Revenue Code. All employees of the Company who have completed one year of service are eligible to participate in the Plan. Subject to certain limitations on individual contributions and allocations and Company deductions, the Plan allows participants to defer up to 15% of their pay on a pre-tax basis and up to 10% of their pay on an after-tax basis. The Company also makes matching contributions equal to 50% of the amount a participant defers up to 6% of the participant's pay. The Plan also provides for discretionary contributions by the Company. All participants are fully vested in all of their accounts in the Plan. The Company's contributions to the Plan during 1995, 1996 and 1997 were approximately $194,000, $397,000 and $624,000, respectively.

(8)  INCOME TAXES

The income tax expense (benefit) relating to the operations of the Company consists of the following:

                                                   1995              1996                1997
                                              -------------     -------------       -------------
Federal and state:
  Current                                     $   2,071,000      $    280,000       $     113,000
  Deferred                                       (3,625,000)        5,606,000          (6,164,000)
                                              -------------      ------------       -------------
     Total income tax expense (benefit)       $  (1,554,000)     $  5,886,000       $  (6,051,000)
                                              =============      ============       =============


The tax provisions in the accompanying financial statements differ from prevailing federal corporate rates. A reconciliation of this difference is as follows:

                                                               1995                   1996                       1997
                                                         Amount       %          Amount         %           Amount         %
                                                    -----------------------  ------------------------  -------------------------
Computed expected tax expense
  (benefit) at statutory rate                       $ (1,346,000)  (34.0)%    $(12,370,000)  (34.0)%    $ (14,623,000)   (34.0)%
Goodwill amortization                                    220,000     5.6           637,000     1.8            922,000      2.1
Impairment loss on intangible assets                          --      --                --      --          9,754,000     22.7
Tax-exempt interest                                     (234,000)   (5.9)         (216,000)   (0.6)                --       --
State tax, net of federal benefit                       (224,000)   (5.7)       (1,609,000)   (4.4)        (2,350,000)    (5.5)
Acquired in-process research and development costs                              19,226,000    52.8                 --       --
Other, net                                                30,000     0.7           218,000     0.6            246,000      0.6
                                                    ----------------------    ---------------------     ------------------------
Provision (benefit) for income taxes                $ (1,554,000)  (39.3)%    $  5,886,000    16.2%     $  (6,051,000)   (14.1)%
                                                    ======================    =====================     ========================

The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities and deferred tax assets at December 31, 1996 and 1997, are presented below:

                                                       1996                1997
                                                  ------------        -------------
Deferred tax assets:
  Operating accruals                               $   881,000         $ 2,205,000
  Basis differences in software and intangibles      3,865,000           4,439,000
  Bonus accrual                                      2,005,000                  --
  Net operating loss carryforwards                  11,457,000          17,752,000
                                                   -----------         -----------
  Gross deferred tax assets                         18,208,000          24,396,000
  Valuation allowance                                       --                  --
                                                   -----------         -----------
  Net deferred tax assets                          $18,208,000         $24,396,000
                                                   -----------         -----------
Deferred tax liabilities:
  Bonus accrual                                             --             209,000
  Basis differences in fixed assets                  1,134,000             949,000
                                                   -----------         -----------
  Total deferred tax liabilities                     1,134,000           1,158,000
                                                   -----------         -----------
Net deferred tax asset                             $17,074,000         $23,238,000
                                                   ===========         ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The valuation allowance for deferred tax assets as of December 31, 1996 and 1997 was $0. Therefore, there was no net change in the valuation allowance for 1996 and 1997.

The Company has net operating loss carryforwards of $55,400,000 at December 31, 1997, which expire between 2002 and 2011. The utilization of certain of these carryforwards is subject to limitations under U.S. federal income tax laws. Realization of these carryforwards is dependent on the Company generating sufficient taxable income prior to their expiration. Although realization is not assumed, management believes it is more likely than not that they will be realized through future taxable income. However, the net deferred tax assets could be reduced by a valuation allowance if management's estimates of future taxable income are significantly reduced.

(9)  CREDIT AGREEMENT

In August 1996, the Company obtained a credit facility from First Union totaling $100,000,000, consisting of a $50,000,000 term loan and a $50,000,000 revolving line of credit. The Company incurred a one-time facility fee and related expenses of $520,000 which is being amortized over the five year term of the line of credit. The Company borrowed the entire $50,000,000 term loan and approximately $36,000,000 of the line of credit in connection with the LBA acquisition (see note 1(c)). These borrowings were repaid in August 1996 with a portion of the proceeds from the Company's August 1996 public offering of its common stock (see note 1(b)). During 1997, the Company reduced the amount available under the revolving line of credit and currently maintains a $25,000,000 line of credit (subject to borrowing limitations) and made no additional borrowings against it during 1997.

The line of credit bears interest at rates ranging from First Union's prime rate to prime plus 0.5% or LIBOR plus 0.75% to LIBOR plus 1.75%, depending on the Company's debt to cash flow ratio. The Company pays a commitment fee on the unused portion of the line of credit at rates ranging from 0.25% to 0.375%, depending on the Company's debt to cash flow ratio. The line of credit is subject to financial covenants including debt to cash flow and debt to capital ratios. As of December 31, 1997 the Company was in compliance with all such covenants and had a maximum borrowing capacity of $11.7 million, and there were no borrowings outstanding under the facility. The credit facility reduces to $18.8 million in July 1999, $12.5 million in July 2000 and expires on July 31, 2001.

(10)  STOCKHOLDERS' EQUITY

(a) Capital Amendment
Effective February 14, 1995, the Company filed an amendment to its articles of incorporation which effected: (i) a one-for-three reverse stock split; (ii) the conversion of the Class A and Class B common stock into a single class of common stock; and (iii) the authorization of a total of 15,000,000 shares of common stock and 500,000 shares of preferred stock, each having a par value of $.01 per share. All references to common stock and stock options in these financial statements have been adjusted to reflect the one-for-three reverse stock split as if it had occurred prior to January 1, 1995. Effective August 12, 1996, the Company filed an amendment to its articles of incorporation increasing the authorized number of shares of common stock to 50,000,000.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(C) OPTIONS
At December 31, 1995, 1996 and 1997, the Company had outstanding stock options as follows:




                                           1995            1996               1997
                                         --------       ----------        ----------


Stock options outstanding pursuant to:
HCIA Stock Option Plan                    169,933          956,266         1,399,952
Directors' Option Plan                     22,500           57,000            87,000
Other options                             507,800          451,111           388,425
                                          -------        ---------         ---------
Total stock options outstanding           700,233        1,464,377         1,875,377
                                          =======        =========         =========

The HCIA Stock Option Plan provides that up to 2,350,000 options may be issued to employees of the Company. Options granted to date under this plan vest over a period of three or four years and expire ten years from the date of grant. The Directors' Option Plan provides that up to 200,000 options may be issued to outside directors of the Company. Options granted to date under this plan vest over periods of one to two years. The Company has also issued non-plan options which generally vest over periods of two or three years and expire six to ten years from the date of grant. In February 1995, the Company issued a non-plan option to its chief executive officer which was fully vested on the date of grant and expires five years from the date of grant. All stock options issued by the Company have been granted with exercise prices equal to or greater than the estimated fair market value of the common stock on the date of grant. Stock option transactions are summarized as follows:



                                           1995                1996                  1997
                                     -----------------    -----------------     ----------------
                                              Weighted             Weighted             Weighted
                                               Average              Average              Average
                                              Exercise             Exercise             Exercise
                                      Shares    Price      Shares    Price    Shares      Price
                                     -------  -------   ---------   ------   ---------   -------
Outstanding at beginning of year     374,226   $ 8.62     700,233   $13.80   1,464,377   $25.89
Granted                              357,433   $18.99   1,524,000   $45.61     891,500   $23.87
Exercised                             (6,427)  $10.50     (62,605)  $ 9.27     (65,907)  $ 8.50
Canceled                             (24,999)  $11.20    (697,251)  $58.35    (414,593)  $30.10
                                     -------            ---------            ---------
Outstanding at end of year           700,233   $13.80   1,464,377   $25.89   1,875,377   $24.61
                                     =======            =========            =========
Options exercisable at end of year   186,867   $13.50     345,215   $13.13     640,905   $20.00
                                     =======            =========            =========



The following summarizes information about stock options outstanding as of December 31, 1997:


<CAPTIONS>
                                              Options Outstanding                        Options Exercisable
                                    ---------------------------------------------   ----------------------------
                                      Number       Weighted Avg.     Weighted          Number        Weighted
              Range of              Outstanding      Remaining        Average        Exercisable      Average
           Exercise Prices          at 12/31/97  Contractual Life  Exercise Price    at 12/31/97  Exercise Price
           ---------------          -----------  ----------------  ---------------  ------------  --------------
                 $6                    85,498           2.5        $      6.00         85,498     $     6.00
             $10 to $24               936,928           7.5              15.04        336,929          12.52
             $25 to $40               638,576           8.4              30.71        152,978          27.73
             $48 to $51                80,750           5.1              48.72          7,250          49.07
               $59.88                 133,625           8.5              59.88         58,250          59.88
                                    ---------     --------------   ---------------    -------     ----------
                                    1,875,377           7.5        $     24.61        640,905     $    20.00
                                    =========     ==============   ===============    =======     ==========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company applies APB No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation expense has been recognized in connection with its stock options. Had compensation expense for the Company's stock options been determined consistent with FASB No. 123, the Company's net loss and loss per share would have been increased to the pro forma amounts indicated below:



                                           1995              1996            1997
                                       -----------      -----------       ------------
Net loss                As reported    $   (2,405)     $   (42,267)     $   (36,959)
                          Pro forma    $   (2,996)     $   (43,795)     $   (40,781)
Loss per share          As reported         (0.31)           (4.19)           (3.12)
                          Pro forma         (0.39)           (4.34)           (3.45)



The fair value of the options for purposes of the above pro forma disclosure was calculated using the Black-Scholes option pricing model and the following assumptions: a risk-free interest rate of 6.58% in 1995 and 1996 and 5.80% in 1997; a weighted average expected life of four to seven years; no dividend payments; and a volatility of 31.29% in 1995 and 1996, based on the annualized 10 year industry average, and 67.22% in 1997 based on the Company's historical volatility. The effects of applying SFAS No. 123 in the pro forma net loss and loss per share for 1995, 1996 and 1997 may not be representative of the effects on such pro forma information for future years.

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

(12)  NEW ACCOUNTING PRONOUNCEMENTS

SFAS NO. 130

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (SFAS No. 130). SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. This statement is effective for both interim and annual periods beginning after December 15, 1997. It is not anticipated that SFAS No. 130 will have any material effect on current or prior period financial statement displays presented by the Company.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SFAS NO. 131

In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," (SFAS No. 131). SFAS No. 131 establishes standards for the way public business enterprises are to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

SFAS No. 131 is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated, unless it is impracticable to do so. The Company is currently assessing the effect of the pronouncement on its current disclosure.

SOP 97-2

In November 1997, the American Institute of Certified Public Accountants Accounting Standards Executive Committee issued Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2). SOP 97-2 provides revised and new guidance on when and in what amounts revenue should be recognized for licensing, selling, leasing or otherwise marketing computer software. The Statement is generally effective for transactions entered into in fiscal years beginning after December 15, 1997. The Company does not anticipate that SOP 97-2 will have any material impact on its revenue recognition policies.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
                  None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

The information required by this Item is contained in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders under the headings "Election of Directors" and in Item 4A of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is contained in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders under the heading "Executive Compensation and Other Information."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item is contained in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders under the heading "Security Ownership of Management and Certain Beneficial Owners."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is contained in the Company's Proxy Statement for the 1998 Annual Meeting of Stockholders under the heading "Certain Transactions."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

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

         (b)      Form 8-Ks:

         None

         (c)      Exhibits:

         (d)      Schedules to Financial Statement

                  Independent Auditors' Report
                  Financial Statement Schedule II

         Exhibit
         Number                                        Description
         ------                                        -----------
           3.1        ***        Articles of Incorporation of the Registrant, as amended to date.
           3.2                   Bylaws of the Registrant, as amended to date.
          10.1         *         Employment Agreement dated as of January 1, 1995 by and between the Registrant and George D. Pillari.
          10.1.1      ****       First Amendment to Employment Agreement.
          10.2                   HCIA Inc. 1994 Stock and Incentive Plan, as amended to date.
          10.3        **         Agreement dated December 4, 1992 by and among Healthcare Knowledge
                                 Resources, Inc., the Registrant and the Commission on Professional and Hospital
                                 Activities.
          10.4        ****       HCIA Inc. 1995 Non-Employee Directors Stock Option Plan, as amended to date.
          10.5        **         Tax Sharing Agreement by and among AMBAC Inc., AMBAC Indemnity Corporation, American
                                 Municipal Bond Holding Company and the Registrant dated July 18, 1991.
          10.6        ***        Form of Management Retention Agreement.
          10.7         *         Registration Rights Agreement, dated August 10, 1995, by and among the
                                 Registrant, George D. Pillari, AMBAC Inc. and AMBAC Indemnity
                                 Corporation.
          10.8        ***        Registration Rights Agreement, dated August 9, 1996, by and among the Registrant and certain stockholders.
          10.9        ***        Credit Agreement between First Union National Bank of North Carolina and the Registrant.
          10.9.1                 First Amendment to Credit Agreement.
          10.9.2                 Second Amendment to Credit Agreement.
          10.9.3                 Third Amendment to Credit Agreement.
          11.1                   Statement regarding Computation of Per Share Earnings.
          21.1         ****      Subsidiaries of the Registrant.

          23.1                   Consent of KPMG Peat Marwick LLP.
          27.1                   Financial Data Schedule.

* Incorporated by reference to the Registrant's Registration Statement on Form S-1. (File No. 33-94946).

** Incorporated by reference to the Registrant's Registration Statement on Form S-1. (File No. 33-88226).

*** Incorporated by reference to the Registrant's Registration Statement on Form S-3. (File No. 333-08639).

**** Incorporated by reference to the Registrant's Report on Form 10-K for the year ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HCIA INC.

                                       By:  /s/ George D. Pillari
                                            ________________________________
                                            George D. Pillari
                                            Chairman of the Board, President
                                            & CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

      Signature                             Title                      Date
      ---------                             -----                      ----

/s/ George D. Pillari             Chairman of the Board,          March 26, 1998
________________________          President and Chief
George D. Pillari                 Executive Officer
                                  (principal executive
                                    officer)

/s/ Barry C. Offutt               Senior Vice President           March 26, 1998
________________________          and Chief Financial Officer
Barry C. Offutt                   (principal financial and
                                    accounting officer)


/s/ Richard A. Berman             Director                        March 26, 1998
________________________
Richard A. Berman

/s/ Richard Dulude                Director                        March 26, 1998
________________________
Richard Dulude

/s/ W. Grant Gregory              Director                        March 26, 1998
________________________
W. Grant Gregory

/s/ Phillip B. Lassiter           Director                        March 26, 1998
________________________
Phillip B. Lassiter

/s/ Mark C. Rogers                Director                        March 26, 1998
________________________
Mark C. Rogers

/s/ Carl J. Schramm               Director                        March 26, 1998
________________________
Carl J. Schramm

                                  Exhibit Index


3.1  ***        Articles of Incorporation of the Registrant, as amended to date
3.2             Bylaws of the Registrant, as amended to date.
10.1 *          Employment Agreement dated as of January 1, 1995 by and between the Registrant and George D. Pillari.
10.1.1 ****     First Amendment to Employment Agreement
10.2            HCIA Inc. 1994 Stock and Incentive Plan, as amended to date
10.3 **         Agreement dated December 4, 1992 by and among Healthcare
                Knowledge Resources, Inc., the Registrant and the Commission on
                Professional and Hospital Activities
10.4 ****       HCIA Inc. 1995 Non-Employee Directors Stock Option Plan, as amended to date
10.5 **         Tax Sharing Agreement by and among AMBAC Inc., AMBAC Indemnity Corporation,
                American Municipal Bond Holding Company and the Registrant dated as of July 18, 1991.
10.6 ***        Form of Management Retention Agreement.
10.7 *          Registration Rights Agreement, dated August 10, 1995, by and among the Registrant,
                George D. Pillari, AMBAC Inc. and AMBAC Indemnity Corporation
10.8 ***        Registration Rights Agreement, dated August 9, 1996, by and among the Registrant and certain stockholders
10.9 ***        Credit Agreement, dated August 8, 1996, by and between First
                Union National Bank of North Carolina, as Agent, and the
                Registrant.
10.9.1          First Amendment to Credit Agreement.
10.9.2          Second Amendment to Credit Agreement.
10.9.3          Third Amendment to Credit Agreement.
11.1            Statement regarding Computation of Per Share Earnings
21.1 ****       Subsidiaries of the Registrant.
23.1            Consent of KPMG Peat Marwick LLP.
27.1            Financial Data Schedule


* Incorporated by reference to the Registrant's Registration Statement on Form S-1 (File No. 33-94946).

** Incorporated by reference to the Registrant's Registration Statement on Form S-1. (File No. 33-88226).

*** Incorporated by reference to the Registrant's Registration Statement on Form S-3. (File No. 333-08639).

**** Incorporated by reference to the Registrant's Report on Form 10-K for the year ended December 31, 1996.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
HCIA Inc.:

Under date of January 22, 1998, we reported on the consolidated balance sheets of HCIA Inc. and Subsidiaries (the Company) as of December 31, 1996 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                       KPMG PEAT MARWICK LLP

Baltimore, Maryland
January 22, 1998

                SCHEDULE II --- VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)

                                            Balance at        Charged to        Deductions       Balance at
                                            Beginning         Costs and                          End of Period
Description                                 of Period         Expenses
Allowance for Doubtful Accounts
Year ended December 31, 1995..................$  359              $ 214          $(119)(A)           $454
Year ended December 31, 1996..................$  454              $ 560          $  28 (A)         $1,042
Year ended December 31, 1997..................$1,042             $1,361          $(303)(A)         $2,100


(A)  Accounts receivable write-offs and recoveries