Form 10-Q
period 1998-03-31
HCIA INC
filed 1998-05-15
CIK 935001

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange act of 1934
For the Quarterly Period Ended March 31, 1998
                               --------------
                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934
For the transition period from __________________________ to __________________



                         Commission File Number 0-25378

                                   HCIA INC.
                                   ---------

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



               MARYLAND                                      52-1407998
---------------------------------------                      ----------
     (STATE OR OTHER JURISDICTION                         (I.R.S. EMPLOYER
           OF INCORPORATION)                           IDENTIFICATION NUMBER)

300 EAST LOMBARD STREET, BALTIMORE, MARYLAND                    21202
--------------------------------------------               -------------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE         (410) 895-7470
                                                           --------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s)), and (2) has been subject to such filing requirements for the past 90 days.


                  YES        X                       NO
                     -----------------                 -----------------
Indicate the number of shares outstanding of each of the registrant's classes of common stock, at May 1, 1998:

Class:   Common Stock                       Number of Shares: 11,851,125
                                                             -----------

                           HCIA INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997
                                 (IN THOUSANDS)

Part 1
Item 1. Financial Statements

                                                                                   1998        1997
                                                                                (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents...................................................  $  7,994    $  5,580
  Trade accounts receivable, net of allowance for doubtful accounts
   of $2,408 in 1998 and $2,100 in 1997.......................................    29,490      34,354
  Prepaid expenses and other current assets...................................     4,314       3,669
  Deferred compensation funds held in trust...................................     3,218       3,583
                                                                                --------    --------

  Total current assets........................................................    45,016      47,186


Furniture and equipment, net..................................................    12,763      13,671
Computer software costs, net..................................................     7,539      26,727
Other intangible assets, net..................................................    39,685      71,298
Net deferred tax asset........................................................    34,927      23,238
Other.........................................................................       160         120
                                                                                --------    --------

  Total assets................................................................  $140,090    $182,240
                                                                                ========    ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable.............................................................  $  1,811    $  2,227
 Accrued salaries, benefits and other liabilities.............................     8,498       7,461
 Deferred revenue.............................................................     1,919       2,255
 Acquired deferred compensation liability ....................................     3,218       3,583
                                                                                --------    --------

  Total current liabilities...................................................    15,446      15,526
                                                                                --------    --------


Stockholders' equity:
Common stock-$.01 par value; 50,000,000 shares authorized; issued and outstanding 11,851,125 as of March 31, 1998 and 11,850,094 as of
   December 31, 1997..........................................................       118         118
Additional paid-in capital....................................................   250,904     250,892
Accumulated deficit...........................................................  (126,229)    (84,179)
Accumulated other comprehensive loss..........................................      (149)       (117)
                                                                                --------    --------
  Total stockholders' equity..................................................   124,644     166,714
                                                                                --------    --------

Total liabilities and stockholders' equity....................................  $140,090    $182,240
                                                                                ========    ========

          See accompanying notes to consolidated financial statements.

                           HCIA INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)


                                                                         1998        1997
Revenue.............................................................. $ 17,556     $25,725

Salaries, wages and benefits.........................................    9,904      10,875
Other operating expenses.............................................    5,920       6,054
Depreciation.........................................................    1,079         932
Amortization.........................................................    3,531       3,740
Impairment loss on intangible assets and restructuring charges.......   50,821         -
                                                                      --------     -------

      Operating (loss) income........................................  (53,699)      4,124
Interest income......................................................       83         181
Interest expense ....................................................       80          98
                                                                      --------     -------

       (Loss) income before income taxes.............................  (53,696)      4,207
(Benefit) provision for income taxes.................................  (11,646)      1,679
                                                                      --------     -------

       Net  (loss) income............................................ $(42,050)    $ 2,528
                                                                      ========     =======


Basic net (loss) income per share.................................... $  (3.55)    $  0.21
                                                                      ========     =======

Basic shares used in per share calculation...........................   11,851      11,800
                                                                      ========     =======

Diluted net (loss) income per share.................................. $  (3.55)    $  0.21
                                                                      ========     =======

Diluted shares used in per share calculation.........................   11,851      12,077
                                                                      ========     =======

          See accompanying notes to consolidated financial statements.

                           HCIA INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
     YEAR ENDED DECEMBER 31, 1997 AND THE THREE MONTHS ENDED MARCH 31, 1998
                                 (IN THOUSANDS)

                                                     Additional Paid-in                         Accumulated Other
                                      Common Stock       Capital          Accumulated Deficit   Comprehensive Loss
                                      ------------   ------------------   -------------------   ------------------
BALANCE AT DECEMBER 31, 1996                  $118           $249,591           $ (47,220)              $ (82)
                                      ------------------------------------------------------------------------------

Exercise of stock options                       -                 613                  -                   -

Tax benefits related to exercise of
stock options                                   -                 688                  -                   -

Comprehensive loss
 Net loss                                       -                  -              (36,959)                 -
 Other comprehensive loss
  Foreign currency translation
  Unrealized depreciation of short-
  term investments

 Other comprehensive loss                                                                                 (35)

Comprehensive loss


                                      ---------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                  $118           $250,892           $ (84,179)              $(117)
                                      ---------------------------------------------------------------------------


Exercise of stock options                       -                  12                  -                   -

Comprehensive loss
 Net loss                                       -                  -              (42,050)                 -
 Other comprehensive loss
  Foreign currency translation                  -                  -                   -                   -
 Other comprehensive loss                                                                                 (32)

Comprehensive loss


                                      ---------------------------------------------------------------------------
BALANCE AT MARCH 31, 1998
(Unaudited)                                   $118           $250,904           $(126,229)              $(149)
                                      ===========================================================================



                                                            Total Stockholders'
                                       Comprehensive Loss         Equity
                                      ------------------    -------------------
BALANCE AT DECEMBER 31, 1996
                                              $     -                 $202,407
                                      -----------------------------------------
Exercise of stock options
                                                    -                      613
Tax benefits related to exercise of
stock options
                                                    -                      688
Comprehensive loss
 Net loss                                      (36,959)                (36,959)
 Other comprehensive loss
  Foreign currency translation                     (31)                    (31)
  Unrealized depreciation of short-
  term investments                                  (4)                     (4)
                                       -----------------
 Other comprehensive loss                          (35)
                                       -----------------
Comprehensive loss                            $(36,994)
                                       =================

                                                                ---------------
BALANCE AT DECEMBER 31, 1997                                          $166,714
                                                                ---------------



Exercise of stock options                           -                       12

Comprehensive loss
 Net loss                                      (42,050)                (42,050)
 Other comprehensive loss
  Foreign currency translation                     (32)                    (32)
                                       -----------------
 Other comprehensive loss                          (32)
                                       -----------------
Comprehensive loss                            $(42,082)
                                       =================

                                                                 ---------------
BALANCE AT MARCH 31, 1998
(Unaudited)                                                           $124,644
                                                                 ===============


          See accompanying notes to consolidated financial statements.

                           HCIA INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                         1998             1997
Cash flows from operating activities:
   Net loss........................................................................   $(42,050)        $ 2,528
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
       Depreciation and amortization...............................................      4,610           4,672
       Impairment loss on intangible assets and restructuring charges..............     50,821             -
       Deferred tax provision......................................................    (11,689)          1,214
       Changes in operating assets and liabilities:
         Accounts receivable.......................................................      4,864          (5,856)
         Income taxes receivable...................................................        -               214
         Prepaid expenses and other current assets.................................       (645)            451
         Accounts payable..........................................................       (416)            887
         Accrued salaries, benefits and other liabilities..........................        239          (1,483)
         Deferred revenue..........................................................       (336)           (386)
                                                                                      --------         -------

           Net cash provided by operating activities...............................      5,398           2,241
                                                                                      --------         -------

Cash flows from investing activities:
   Purchases of furniture and equipment............................................       (171)         (1,991)
   Computer software purchased or capitalized......................................     (2,475)         (4,095)
   Other intangible assets purchased or capitalized................................       (278)           (473)
   Proceeds from disposals of short-term investments...............................        -               546
   Other...........................................................................        (40)            -
                                                                                      --------         -------
           Net cash used in investing activities...................................     (2,964)         (6,013)
                                                                                      --------         -------

Cash flows from financing activities:
   Proceeds from exercise of stock options.........................................         12             453
   Income tax benefit related to stock options.....................................        -               558
   Repayments of notes payable.....................................................        -            (1,184)
                                                                                      --------         -------

           Net cash provided by (used in) financing activities.....................         12            (173)
                                                                                      --------         -------

Impact of currency fluctuations on cash and cash equivalents.......................        (32)            (18)
                                                                                      --------         -------
Increase (decrease) in cash and cash equivalents ..................................      2,414          (3,963)

Cash & cash equivalents - beginning of period......................................      5,580          13,302
                                                                                      --------         -------

Cash & cash equivalents - end of period............................................   $  7,994         $ 9,339
                                                                                      ========         =======

Supplemental cash flow information - cash paid during period for interest             $     40         $   111
                                                                                      ========         =======
                                   - cash paid during period for income taxes         $    -           $   306
                                                                                      ========         =======


          See accompanying notes to consolidated financial statements.

                           HCIA INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                  (UNAUDITED)

(1)      BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles. In the opinion of management, these statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial condition, results of operations, changes in stockholders' equity and cash flows for the periods presented. The results of operations for the period ended March 31, 1998 may not be indicative of the results that may be expected for the full year ending December 31, 1998. These financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of the Company for the year ended December 31, 1997 as contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (1934 Act File No. 0-25378).

(2)      IMPAIRMENT LOSS ON INTANGIBLE ASSETS AND RESTRUCTURING CHARGES

During the three months ended March 31, 1998, the Company recorded an impairment loss on intangible assets and restructuring charges of approximately $50.8 million. Approximately $50.0 million of the charges represented the write-down of certain intangible assets. This write-down arose primarily due to the failure of the Company's Integrated Solutions Unit to execute agreements with customers for large scale custom solutions and the Company's determination that the Unit's revenue which could be anticipated from future agreements of this type was significantly less than had been previously anticipated. As the products marketed by the Integrated Solutions Unit were intended to integrate the products and technologies of the Company's other business units, this determination resulted in a reduced expectation of future cash flows from the Company's intangible assets across most of its business units and accordingly, an impairment in value of these intangible assets. The remainder of the charges, totaling approximately $800,000, relate primarily to accruals for the cost of employee severance and facilities reductions. The following table summarizes the impairment loss on intangible assets and computer software costs:

                                           Pre-Charge                                       Post-Charge
             Asset                       Net Book Value              Write Down           Net Book Value
-----------------------------------------------------------------------------------------------------------
Databases                            $           2,871,000     $          1,649,000    $         1,222,000
CPHA License                                     9,113,000                  ----                 9,113,000
Goodwill                                        46,326,000               20,644,000             25,682,000
Customer Bases                                   2,987,000                2,028,000                959,000
Methodologies                                    3,549,000                2,355,000              1,194,000
Assembled Workforce                              3,266,000                1,751,000              1,515,000
Tradename                                        1,029,000                1,029,000                 ----
Software                                        28,106,000               20,567,000              7,539,000
                                 ==========================================================================
                                     $          97,247,000     $         50,023,000    $        47,224,000
                                 ==========================================================================


(3)      INCOME TAXES

During the quarter ended March 31, 1998, the Company recorded a valuation allowance of $5.0 million to reduce the carrying value of its deferred tax asset to an amount management believes is realizable through future taxable income.

(4)      NEW ACCOUNTING ANNOUNCEMENTS

SFAS No. 130

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (SFAS No. 130) as of January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Adoption of SFAS No. 130 does not have any material effect on current or prior period financial displays presented by the Company. The Company has selected the presentation option of including comprehensive income (loss) in its Consolidated Statements of Changes in Stockholders' Equity.

SOP 97-2

The Company adopted provisions of Position 97-2, "Software Revenue Recognition" (SOP 97-2) issued by The American Institute of Certified Public Accountants Accounting Standards Executive Committee as of January 1, 1998. SOP 97-2 provides revised and new guidance on when and in what amounts revenue should be recognized for licensing, selling, leasing or otherwise marketing computer software. Adoption of SOP 97-2 does not have any material effect on the Company's revenue recognition policies.

(5)      EARNINGS PER SHARE

The Company adopted SFAS No. 128 during the fourth quarter of the year ended December 31, 1997. SFAS No. 128 establishes revised standards for computing and presenting earnings per share (EPS) data. It requires dual presentation of "basic" and "diluted" EPS on the face of the statements of operations and a reconciliation of the numerators and denominators used in the basic and diluted EPS calculations. As required by SFAS No. 128, EPS data for prior periods presented have been restated to conform to the new standard.

Basic EPS is calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the numerator and the denominator of the basic EPS calculation for the effect of all potential dilutive common shares outstanding during the period. Information related to the calculation of net earnings per share of common stock is summarized as follows:

                                             Income           Shares       Per Share
                                           (Numerator)    (Denominator)      Amount
                                         ---------------------------------------------
For the three months ended
March 31, 1997

        Basic EPS:                              2,528           11,800         0.21

        Incremental shares from
        assumed exercise of dilutive
        options and warrants:
                                                    -              277            -
                                         =============================================

        Diluted EPS                             2,528           12,077         0.21
                                         =============================================

For the three months ended March 31, 1998, no exercise of options is assumed since their effect is antidilutive. The weighted average number of common shares outstanding is 11,851,000.

Item 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

REVENUE. Revenue for the three months ended March 31, 1998 was $17.6 million, a decrease of $8.2 million or 32% less than the three months ended March 31, 1997. The decrease was primarily the result of the failure of the Company's Integrated Solutions Unit to execute agreements with customers for large scale custom solutions and reduced revenue from the Company's Implementation Unit.

SALARIES, WAGES AND BENEFITS. Salaries, wages and benefits were $9.9 million for the three months ended March 31, 1998 as compared to $10.9 million for three months ended March 31, 1997, but increased as a percentage of revenue to 56% for the three month period as compared to 42% for the same period in 1997. The decrease in these expenses was primarily the result of the Company reducing its overall level of employment during 1997, but with overall employment still at a level in anticipation of higher revenue for the three months ended March 31, 1998, than was actually achieved.

OTHER OPERATING EXPENSES. Other operating expenses, which include occupancy, travel and consulting expenses, were $5.9 million for the three months ended March 31, 1998 as compared to $6.1 million for the three months ended March 31, 1997, but increased as a percentage of revenue to 34% for the three month period as compared to 24% for the same period in 1997. The decrease in these expenses was a result of cost control efforts relating to travel and the use of outside consultants, but with the expenses still at a level in anticipation of higher revenue for the three months ended March 31, 1998, than was actually achieved.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $4.6 million for the three months ended March 31, 1998, as compared to $4.7 million for the three months ended March 31, 1997, but increased as a percentage of revenue to 26% for the three month period as compared to 18% for the same period in 1997. The decrease in these expenses was a result of the effect of the write-off of certain intangible assets during 1997, with the increase in these expenses as a percentage of revenue the result of lower revenue during the three months ended March 31, 1998, as compared to the comparable period in 1997.

IMPAIRMENT LOSS ON INTANGIBLE ASSETS AND RESTRUCTURING CHARGES. These charges arose primarily due to the failure of the Company's Integrated Solutions Unit to execute agreements with customers for large scale custom solutions and the Company's determination that the Unit's revenue which could be anticipated from future agreements of this type was significantly less than had been previously anticipated. As the products marketed by the Integrated Solutions Unit were intended to integrate the products and technologies of the Company's other business units, this determination resulted in a reduced expectation of future cash flows from the Company's intangible assets across most of its business units and, accordingly, an impairment in value of these intangible assets. The remainder of the charges, totaling approximately $800,000, relate primarily to accruals for the cost of employee severance and facilities reductions.

INTEREST INCOME AND EXPENSE. Net interest income was $3,000 for the three months ended March 31, 1998 compared with net interest income of $83,000 for the three months ended March 31, 1997. This change was the result of a lower invested balance in 1998.

INCOME TAXES. During the quarter ended March 31, 1998, the Company recorded a valuation allowance of $5.0 million to reduce the carrying value of its deferred tax asset to an amount management believes is realizable through future taxable income. Exclusive of this valuation allowance, the Company's effective tax rate was 31% for the three months ended March 31, 1998, compared with 39.9% for the three months ended March 31, 1997. This lower rate is due primarily to the effect of the write-off of the intangible assets associated with the impairment loss as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company maintains a $25 million revolving line of credit (subject to certain borrowing limitations) with First Union National Bank ("First Union") for general corporate purposes including working capital requirements and acquisitions. Borrowings under this line are collateralized by substantially all of the Company's assets and bear interest at varying rates based on an index tied to First Union's prime rate or LIBOR. The Company is required to pay a commitment fee on the average daily unused portion of the facility at a rate from 0.25% to 0.375% per annum, depending on the Company's debt/cash flow ratio. The credit facility also contains financial covenants applicable to the Company, including debt/cash flow ratios and ratios of debt to capital. As of March 31, 1998, the Company was in compliance with all such financial covenants and had a maximum borrowing capacity of approximately $11.0 million, and there were no borrowings outstanding under the facility. The credit facility expires on July 31, 2001.

YEAR 2000 COMPUTER SOFTWARE

The Company has performed a review of its computer systems and software and has begun to implement the required revisions in anticipation of the Year 2000. The Company believes that its primary exposure to the issue is in the ability of its systems to recognize four digit references versus two digit references (i.e., 1998 versus 98) and to accept such information from its customers in the process of building its databases. At this time, the Company has completed the required revisions to certain of its main processing systems to make them Year 2000 compliant and has scheduled the remainder of its efforts such that they should be completed by June 1999. The Company believes that to a significant extent, the necessary revisions to its systems and products will be made during the planned updates and edits to its products offerings. As a result, the cost of the efforts performed to date and the incremental future costs the Company expects to incur to make all of its systems and processes Year 2000 compliant are not anticipated to be material to the Company's results of operations, liquidity or capital resources.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable

PART II  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(B) REPORTS ON FORM 8-K

         A current Report on Form 8-K, dated April 17, 1998, was filed in connection with the Company's results for the three months ended March 31, 1998. The Report contained a summarized version of that quarter's financial statements.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         HCIA Inc.
                                         _________
                                         (Registrant)


Date:   May 15, 1998


                                         By:   ________________________________
                                               Barry C. Offutt
                                               Senior Vice President and
                                               Chief Financial Officer
                                               (principal financial officer)