Form 10-Q
period 1998-06-30
HCIA INC
filed 1998-08-07
CIK 935001

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934

For the Quarterly Period Ended June 30, 1998

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from __________________ to ___________________

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, at August 1, 1998:

Class: Common Stock                         Number of Shares: 11,851,125

                           HCIA INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1998 AND DECEMBER 31, 1997
                                 (in thousands)
PART 1
ITEM 1. FINANCIAL STATEMENTS


                                                                                               1998        1997
                                                                                           (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents.................................................................$   6,955    $  5,580
  Trade accounts receivable, net of allowance for doubtful accounts
   of $2,781 in 1998 and $2,100 in 1997.....................................................   29,739      34,354
  Prepaid expenses and other current assets.................................................    4,119       3,669
  Deferred compensation funds held in trust.................................................      917       3,583
                                                                                            ---------    --------

   Total current assets.....................................................................   41,730      47,186


Furniture and equipment, net................................................................   12,026      13,671
Computer software costs, net................................................................    8,647      26,727
Other intangible assets, net................................................................   39,042      71,298
Net deferred tax asset......................................................................   34,917      23,238
Other.......................................................................................      160         120
                                                                                            ---------    --------

   Total assets.............................................................................$ 136,522    $182,240
                                                                                            =========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable...........................................................................$   1,873    $  2,227
 Accrued salaries, benefits and other liabilities...........................................    7,772       7,461
 Deferred revenue...........................................................................    1,266       2,255
 Acquired deferred compensation liability ..................................................      917       3,583
                                                                                            ---------    --------

   Total current liabilities................................................................   11,828      15,526
                                                                                            ---------    --------

Stockholders' equity:
Common stock-$.01 par value; 50,000,000 shares authorized; issued and outstanding 11,851,125 as of June 30, 1998 and 11,850,094 as of
       December 31, 1997....................................................................      118         118
Additional paid-in capital..................................................................  250,904     250,892
Accumulated deficit......................................................................... (126,160)    (84,179)
Accumulated other comprehensive loss........................................................     (168)       (117)
                                                                                            ---------    --------
    Total stockholders' equity..............................................................  124,694     166,714
                                                                                            ---------    --------

Total liabilities and stockholders' equity..................................................$ 136,522    $182,240
                                                                                            =========    ========

          See accompanying notes to consolidated financial statements.
                                     Page 1

                           HCIA INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   Three months ended June 30, 1998 and 1997
                     (in thousands, except per share data)
                                  (Unaudited)

                                                             1998        1997

Revenue................................................... $18,800     $19,238

Salaries, wages and benefits..............................   9,915      10,537
Other operating expenses..................................   6,265       6,366
Depreciation..............................................   1,070       1,012
Amortization..............................................   1,523       3,995
                                                           -------     -------

      Operating income (loss) ............................      27      (2,672)
Interest income...........................................     119         105
Interest expense .........................................      44         101
                                                           -------     -------

       Income (loss) before income taxes..................     102      (2,668)
Provision (benefit) for income taxes......................      33        (494)
                                                           -------     -------

       Net income (loss).................................. $    69     $(2,174)
                                                           =======     =======


Basic net income (loss) per share......................... $  0.01     $ (0.18)
                                                           =======     =======

Basic shares used in per share calculation................  11,851      11,837
                                                           =======     =======

Diluted net income (loss) share........................... $  0.01     $ (0.18)
                                                           =======     =======

Diluted shares used in per share calculation..............  11,872      11,837
                                                           =======     =======

          See accompanying notes to consolidated financial statements.
                                     Page 2

                           HCIA INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    Six months ended June 30, 1998 and 1997
                     (in thousands, except per share data)
                                  (Unaudited)

                                                                                        1998        1997
Revenue............................................................................  $ 36,356     $44,963

Salaries, wages and benefits.......................................................    19,819      21,411
Other operating expenses...........................................................    12,185      12,421
Depreciation.......................................................................     2,149       1,944
Amortization.......................................................................     5,054       7,735
Impairment loss on intangible assets and restructuring charges.....................    50,821           -
                                                                                     --------     -------

      Operating (loss) income......................................................   (53,672)      1,452
Interest income....................................................................       202         286
Interest expense ..................................................................       124         199
                                                                                     --------     -------

       (Loss) income before income taxes...........................................   (53,594)      1,539
(Benefit) provision for income taxes...............................................   (11,613)      1,185
                                                                                     --------     -------

       Net (loss) income...........................................................  $(41,981)    $   354
                                                                                     ========     =======


Basic net (loss) income per share..................................................  $  (3.54)    $  0.03
                                                                                     ========     =======

Basic shares used in per share calculation.........................................    11,851      11,819
                                                                                     ========     =======

Diluted net (loss) income per share................................................  $  (3.54)    $  0.03
                                                                                     ========     =======

Diluted shares used in per share calculation.......................................    11,851      12,022
                                                                                     ========     =======


          See accompanying notes to consolidated financial statements.
                                     Page 3

                           HCIA INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND
                               COMPREHENSIVE LOSS
      Year ended December 31, 1997 and the six months ended June 30, 1998
                                 (in thousands)

                                  Additional Paid-In                      Accumulated Other                      Total Stockholders'
                      Common Stock       Capital      Accumulated Deficit  Comprehensive Loss  Comprehensive Loss       Equity
                      ------------       -------      ------------------- -------------------  ------------------       ------
BALANCE AT
  DECEMBER 31, 1996         $118       $249,591           $ (47,220)            $ (82)             $      -            $202,407
                            ----       --------           ---------             -----              --------            --------
Exercise of stock
  options                      -            613                   -                 -                     -                 613

Tax benefits related to
  exercise of stock options    -            688                   -                 -                     -                 688

Comprehensive loss
  Net loss                     -              -             (36,959)                -               (36,959)            (36,959)
  Other comprehensive loss
    Foreign currency translation                                                                        (31)                (31)
    Unrealized depreciation of
      short-term investments                                                                             (4)                 (4)
                                                                                                   --------
  Other comprehensive loss                                                        (35)                  (35)
                                                                                                   --------
Comprehensive loss                                                                                 $(36,994)
                                                                                                   ========

                            ----       --------           ---------             -----                                  --------
BALANCE AT
  DECEMBER 31, 1997         $118       $250,892           $ (84,179)            $(117)                                 $166,714
                            ----       --------           ---------             -----                                  --------

Exercise of stock
  options                      -             12                   -                 -                                        12

Comprehensive loss
  Net loss                     -              -             (41,981)                -               (41,981)            (41,981)
  Other comprehensive loss
    Foreign currency
      translation              -              -                   -                 -                   (51)                (51)
                                                                                                   --------
  Other comprehensive loss                                                        (51)                  (51)
                                                                                                   --------
Comprehensive loss                                                                                 $(42,032)
                                                                                                   ========
                            ----       --------           ---------             -----                                  --------
BALANCE AT JUNE 30, 1998
  (Unaudited)               $118       $250,904           $(126,160)            $(168)                                 $124,694
                            ====       ========           =========             =====                                  ========


          See accompanying notes to consolidated financial statements.
                                     Page 4

                           HCIA INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six months ended June 30, 1998 and 1997
                                 (in thousands)
                                  (Unaudited)

                                                                                       1998       1997
Cash flows from operating activities:
      Net (loss) income.........................................................    $(41,981)   $    354
      Adjustments to reconcile net (loss) income to net cash
         provided by operating activities:
            Depreciation and amortization.......................................       7,203       9,679
            Impairment loss on intangible assets and restructuring charges......      50,821           -
            Deferred tax provision..............................................     (11,679)        545
            Changes in operating assets and liabilities:
               Accounts receivable..............................................       4,615      (4,739)
               Income taxes receivable..........................................           -         242
               Prepaid expenses and other current assets........................        (450)        (52)
               Accounts payable.................................................        (354)        971
               Accrued salaries, benefits and other liabilities.................        (487)       (660)
               Deferred revenue.................................................        (989)       (625)
                                                                                    --------    --------

                    Net cash provided by operating activities...................       6,699       5,715
                                                                                    --------    --------

Cash flows from investing activities:
      Purchases of furniture and equipment......................................        (504)     (4,515)
      Cost of acquisitions, net of cash acquired................................           -        (104)
      Computer software purchased or capitalized................................      (4,158)     (7,824)
      Other intangible assets purchased or capitalized..........................        (583)     (1,056)
      Proceeds from disposals of short-term investments.........................           -         520
      Other.....................................................................         (40)         (7)
                                                                                    --------    --------
                    Net cash used in investing activities.......................      (5,285)    (12,986)
                                                                                    --------    --------

Cash flows from financing activities:
      Proceeds from exercise of stock options...................................          12         574
      Income tax benefit related to stock options...............................           -         688
      Repayments of notes payable...............................................           -      (1,157)
                                                                                    --------    --------

                     Net cash provided by financing activities..................          12         105
                                                                                    --------    --------

Impact of currency fluctuations on cash and cash equivalents....................         (51)         (2)
                                                                                    --------    --------
Increase (decrease) in cash and cash equivalents ...............................       1,375      (7,168)

Cash & cash equivalents - beginning of period...................................       5,580      13,302
                                                                                    --------    --------

Cash & cash equivalents - end of period.........................................    $  6,955    $  6,134
                                                                                    ========    ========

Supplemental cash flow information - cash paid during period for interest           $     63    $    169
                                                                                    ========    ========
                                   - cash paid during period for income taxes       $     31    $    351
                                                                                    ========    ========


          See accompanying notes to consolidated financial statements.
                                     Page 5

                           HCIA INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1998
                                  (UNAUDITED)

(1)      BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles. In the opinion of management, these statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial condition, results of operations, changes in stockholders' equity and comprehensive loss and cash flows for the periods presented. The results of operations for the period ended June 30, 1998 may not be indicative of the results that may be expected for the full year ending December 31, 1998. These financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of the Company for the year ended December 31, 1997 as contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (1934 Act File No. 0-25378).

(2)      IMPAIRMENT LOSS ON INTANGIBLE ASSETS AND RESTRUCTURING CHARGES

During the three months ended March 31, 1998, the Company recorded an impairment loss on intangible assets and restructuring charges of approximately $50.8 million. Approximately $50.0 million of the charges represented the write-down of certain intangible assets. This write-down arose primarily due to the failure of the Company's Integrated Solutions Unit to execute agreements with customers for large-scale custom solutions and the Company's determination that the Unit's revenue, which could be anticipated from future agreements of this type, was significantly less than had been previously anticipated. As the products marketed by the Integrated Solutions Unit were intended to integrate the products and technologies of the Company's other business units, this determination resulted in a reduced expectation of future cash flows from the Company's intangible assets across most of its business units and, accordingly, an impairment in value of these intangible assets. The remainder of the charges, totaling approximately $800,000, relates primarily to accruals for the cost of employee severance and facilities reductions. As of June 30, 1998 approximately $421,000 of the accruals had been used. The remainder of the accrual primarily relates to reserves for facility reductions. The following table summarizes the impairment loss on intangible assets and computer software costs:

                      Pre-Charge                       Post-Charge
       Asset        Net Book Value     Write Down    Net Book Value
-------------------------------------------------------------------
Databases             $ 2,871,000     $ 1,649,000    $ 1,222,000
CPHA License            9,113,000              --      9,113,000
Goodwill               46,326,000      20,644,000     25,682,000
Customer Bases          2,987,000       2,028,000        959,000
Methodologies           3,549,000       2,355,000      1,194,000
Assembled Workforce     3,266,000       1,751,000      1,515,000
Tradename               1,029,000       1,029,000             --
Software               28,106,000      20,567,000      7,539,000
                      ------------------------------------------
                      $97,247,000     $50,023,000    $47,224,000
                      ==========================================



(3)      INCOME TAXES

During the quarter ended March 31, 1998, the Company recorded a valuation allowance of $5.0 million to reduce the carrying value of its deferred tax asset to an amount management believes is realizable through future taxable income.

(4)      NEW ACCOUNTING PRONOUNCEMENTS

SFAS No. 130

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (SFAS No. 130) as of January 1, 1998. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Adoption of SFAS No. 130 did not have any material effect on current or prior period financial displays presented by the Company. The Company has selected the presentation option of including comprehensive income (loss) in its Consolidated Statements of Changes in Stockholders' Equity and Comprehensive Loss.

SOP 97-2

The Company adopted provisions of Statement of Position 97-2, "Software Revenue Recognition" (SOP 97-2) issued by The American Institute of Certified Public Accountants Accounting Standards Executive Committee as of January 1, 1998. SOP 97-2 provides revised and new guidance on when and in what amounts revenue should be recognized for licensing, selling, leasing or otherwise marketing computer software. Adoption of SOP 97-2 did not have any material effect on the Company's revenue recognition policies.

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

                                   For the three months ended                      For the three months ended
                                         June 30, 1998                                   June 30, 1997

                             Income          Shares        Per Share          Income           Shares         Per Share
                           (Numerator)    (Denominator)      Amount        (Numerator)      (Denominator)      Amount
                           -----------    -------------    ---------       -----------      -------------     ---------
Basic EPS                           69           11,851         0.01           (2,174)             11,837        (0.18)
Incremental shares from
assumed exercise of
dilutive options and
warrants                             -               21            -                -                   -            -
                           -----------------------------------------       --------------------------------------------

Diluted EPS                         69           11,872         0.01           (2,174)             11,837        (0.18)
                           =========================================       ============================================

For the three months ended June 30, 1997, no exercise of options is assumed since their effect is antidilutive.

                                    For the six months ended                       For the six months ended
                                         June 30, 1998                                   June 30, 1997

                             Income          Shares        Per Share          Income           Shares         Per Share
                           (Numerator)    (Denominator)      Amount        (Numerator)      (Denominator)      Amount
                           -----------    -------------    ---------       -----------      -------------     ---------
Basic EPS                     (41,981)           11,851       (3.54)               354             11,819          0.03
Incremental shares from
assumed exercise of
dilutive options and
warrants                            -                 -           -                  -                203            -
                          ------------------------------------------      ---------------------------------------------

Diluted EPS                   (41,981)           11,851       (3.54)               354             12,022          0.03
                          ==========================================      =============================================

For the six months ended June 30, 1998, no exercise of options is assumed since their effect is antidilutive.

Item 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

REVENUE. Revenue for the three months ended June 30, 1998 was $18.8 million, a decrease of $400,000 or 2% less than the three months ended June 30, 1997. The decrease was primarily the result of revenue from large-scale custom solutions during the three months ended June 30, 1997 which did not recur during the three months ended June 30, 1998 and reduced revenue from the Company's Implementation Unit. This decrease was partially offset by an increase in revenue from the Company's European and Managed Care Units.

SALARIES, WAGES AND BENEFITS. Salaries, wages and benefits were $9.9 million or 53% of revenue for the three months ended June 30, 1998 as compared to $10.5 million or 55 % of revenue for three months ended June 30, 1997. The decrease in these expenses was the result of the Company reducing its overall level of employment during the second half of 1997 and first quarter of 1998.

OTHER OPERATING EXPENSES. Other operating expenses, which include occupancy, travel and consulting expenses, were $6.3 million or 33% of revenue for the three months ended June 30, 1998 as compared to $6.4 million or 33% of revenue for the three months ended June 30, 1997.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $2.6 million or 14% of revenue for the three months ended June 30, 1998, as compared to $5.0 million or 26% of revenue for the three months ended June 30, 1997. The decrease in these expenses was a result of the effect of the write-off of certain intangible assets in 1997 and 1998.

INTEREST INCOME AND EXPENSE. Net interest income was $75,000 for the three months ended June 30, 1998 compared with net interest income of $4,000 for the three months ended June 30, 1997. This increase was the result of lower bank fees in 1998.

INCOME TAXES. The Company's effective tax rate was 32% for the three months ended June 30, 1998, compared with 18.5% for the three months ended June 30, 1997. This higher rate is due primarily to the effect of the write-off of the intangible assets associated with the impairment loss discussed above and the effects of interperiod tax allocations on the Company's 1997 tax provision.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

REVENUE. Revenue for the six months ended June 30, 1998 was $36.4 million, a decrease of $8.6 million or 19% less than the six months ended June 30, 1997. The decrease was primarily the result of revenue from large-scale custom solutions during the six months ended June 30, 1997 which did not recur during the six months ended June 30, 1998 and reduced revenue from the Company's Implementation Unit. This increase was partially offset by an increase in revenue from the Company's European Unit.

SALARIES, WAGES AND BENEFITS. Salaries, wages and benefits were $19.8 million for the six months ended June 30, 1998 as compared to $21.4 million for six months ended June 30, 1997, but increased as a percentage of revenue to 55% for the six month period as compared to 48% for the same period in 1997. The decrease in these expenses was primarily the result of the Company reducing its overall level of employment during 1997 and 1998, but with overall employment still at a level in anticipation of higher revenue than was actually achieved.

OTHER OPERATING EXPENSES. Other operating expenses, which include occupancy, travel and consulting expenses, were $12.2 million for the six months ended June 30, 1998 as compared to $12.4 million for the six months ended June 30, 1997, but increased as a percentage of revenue to 34% for the three month period as compared to 28% for the same period in 1997. The decrease in these expenses was a result of cost control efforts relating to travel and the use of outside consultants, but with the expenses still at a level in anticipation of higher revenue than was actually achieved.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $7.2 million or 20% of revenue for the six months ended June 30, 1998, as compared to $9.7 million or 22% of revenue for the six months ended June 30, 1997. The decrease in these expenses was a result of the effect of the write-off of certain intangible assets during 1997 and 1998.

IMPAIRMENT LOSS ON INTANGIBLE ASSETS AND RESTRUCTURING CHARGES. These charges arose primarily due to the failure of the Company's Integrated Solutions Unit to execute agreements with customers for large scale custom solutions and the Company's determination that the Unit's revenue which could be anticipated from future agreements of this type was significantly less than had been previously anticipated. As the products marketed by the Integrated Solutions Unit were intended to integrate the products and technologies of the Company's other business units, this determination resulted in a reduced expectation of future cash flows from the Company's intangible assets across most of its business units and, accordingly, an impairment in value of these intangible assets. The remainder of the charges, totaling approximately $800,000, related primarily to accruals for the cost of employee severance and facilities reductions. As of June 30, 1998 approximately $421,000 of the accruals had been used. The remainder of the accrual primarily relates to reserves for facility reductions.

INTEREST INCOME AND EXPENSE. Net interest income was $78,000 for the six months ended June 30, 1998 compared with net interest income of $87,000 for the six months ended June 30, 1997. This change was the result of a lower invested balance in 1998 which was partially offset by lower bank fees.

INCOME TAXES. During the quarter ended March 31, 1998, the Company recorded a valuation allowance of $5.0 million to reduce the carrying value of its deferred tax asset to an amount management believes is realizable through future taxable income. Exclusive of this valuation allowance, the Company's effective tax rate was 31% for the six months ended June 30, 1998, compared with 77% for the six months ended June 30, 1997. This lower rate is due primarily to the effect of the write-off of the intangible assets associated with the impairment loss as discussed above.

LIQUIDITY AND CAPITAL RESOURCES

The Company maintains a $25 million revolving line of credit (subject to certain borrowing limitations) with First Union National Bank ("First Union") for general corporate purposes including working capital requirements and acquisitions. Borrowings under this line are collateralized by substantially all of the Company's assets and bear interest at varying rates based on an index tied to First Union's prime rate or LIBOR. The Company is required to pay a commitment fee on the average daily unused portion of the facility at a rate from 0.25% to 0.375% per annum, depending on the Company's debt/cash flow ratio. The credit facility also contains financial covenants applicable to the Company, including debt/cash flow ratios and ratios of debt to capital. As of June 30, 1998, the Company was in compliance with all such financial covenants and had a maximum borrowing capacity of approximately $11million, and there were no borrowings outstanding under the facility. The credit facility expires on July 31, 2001.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable

PART II OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Stockholders was held at 10:00 a.m., Baltimore time, on May 6, 1998 at the corporate headquarters of the Company. The stockholders elected all of the Company's nominees for director and approved the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for 1998. The votes were as follows:

         1.    ELECTION OF DIRECTORS
               ---------------------

         NOMINEE                     FOR        WITHHELD
         -------                     ---        --------

         GEORGE D. PILLARI        10,360,476      67,370
         RICHARD DULUDE           10,353,746      74,100

         2.    APPOINTMENT OF KPMG PEAT MARWICK LLP
               ------------------------------------

             FOR                 AGAINST           ABSTAIN
             ---                 -------           -------

         10,356,128               50,808            20,910

ITEM 5. OTHER INFORMATION

Discretionary Voting for 1999 Annual Meeting of Stockholders

         Pursuant to Rule 14a-4 promulgated under the Securities Exchange Act of 1934, in connection with the Company's 1999 annual meeting of stockholders, the execution of a proxy solicited by the Company shall confer on the designated proxyholder discretionary voting authority to vote the shares on any matter for which the Company has not received notice at least 45 days prior to date on which the Company first mailed its proxy materials for the 1998 annual meeting. If the date of the 1999 annual meeting is changed by more than 30 days from the 1998 annual meeting date, such notice must be received a reasonable period of time before the Company mails its proxy materials for the 1999 annual meeting. In order for any proposal to be actually submitted to the annual meeting, the submitting stockholder must provide a written notice to the Secretary of the Company describing such proposal and providing such other information as is required by the Company's Bylaws, all within the time periods outlined in the Bylaws. Copies of the relevant provisions of the Company's Bylaws may be obtained by writing to the Secretary, HCIA Inc., 300 East Lombard Street, Baltimore, Maryland 21202.

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

                                                 HCIA Inc.
                                                 _________
                                                 (Registrant)

Date:  August 7, 1998

                                             By: _____________________
                                                 Barry C. Offutt
                                                 Senior Vice President and
                                                 Chief Financial Officer
                                                 (principal financial officer)