Form 10-Q
period 1998-09-30
HCIA INC
filed 1998-11-13
CIK 935001

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q



[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934
For the Quarterly Period Ended September 30, 1998

                                        OR

[   ] Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934
For the transition period from ______________________ to ___________________



                         Commission File Number 0-25378

                                   HCIA Inc.

             (Exact name of registrant as specified in its charter)



                Maryland                                   52-1407998
     ------------------------------                       ------------
      (State or other jurisdiction                      (I.R.S. Employer
             of incorporation)                       Identification Number)

300 East Lombard Street, Baltimore, Maryland                 21202
--------------------------------------------              ------------
    (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code       (410) 895-7470
                                                        ----------------

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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, at November 1, 1998:

Class:  Common Stock                  Number of Shares: 11,851,125
                                                        ----------

                           HCIA INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                 (in thousands)


Part 1
Item 1. Financial Statements

                                                                           1998          1997
                                                                        (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents............................................. $   6,889     $  5,580
  Trade accounts receivable, net of allowance for doubtful accounts
    of $2,793 in 1998 and $2,100 in 1997................................    29,570       34,354
  Prepaid expenses and other current assets.............................     3,767        3,669
  Deferred compensation funds held in trust.............................       -          3,583
                                                                         ---------     --------

    Total current assets................................................    40,226       47,186


Furniture and equipment, net............................................    11,142       13,671
Computer software costs, net............................................     9,598       26,727
Other intangible assets, net............................................    38,376       71,298
Net deferred tax asset..................................................    35,312       23,238
Other...................................................................       160          120
                                                                         ---------     --------

   Total assets......................................................... $ 134,814     $182,240
                                                                         =========     ========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable....................................................... $   2,394     $  2,227
 Accrued salaries, benefits and other liabilities.......................     7,230        7,461
 Deferred revenue.......................................................     1,095        2,255
 Acquired deferred compensation liability...............................       -          3,583
                                                                         ---------     --------

   Total current liabilities............................................    10,719       15,526
                                                                         ---------     --------


Stockholders' equity:
Common stock-$.01 par value; 50,000,000 shares authorized; issued and outstanding 11,851,125 as of September 30, 1998 and 11,850,094 as of
   December 31, 1997....................................................       118          118
Additional paid-in capital..............................................   250,904      250,892
Accumulated deficit.....................................................  (126,801)     (84,179)
Accumulated other comprehensive loss....................................      (126)        (117)
                                                                         ---------     --------
    Total stockholders' equity..........................................   124,095      166,714
                                                                         ---------     --------

Total liabilities and stockholders' equity.............................. $ 134,814     $182,240
                                                                         =========     ========


          See accompanying notes to consolidated financial statements.
                                     Page 1

                           HCIA INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 Three months ended September 30, 1998 and 1997
                     (in thousands, except per share data)
                                  (Unaudited)


                                                                        1998         1997
Revenue..............................................................  $18,550    $ 18,809

Salaries, wages and benefits.........................................   10,168       9,707
Other operating expenses.............................................    6,727       6,207
Depreciation.........................................................    1,054       1,105
Amortization.........................................................    1,598       4,171
Impairment loss on intangible assets and restructuring charges.......      -        41,129
                                                                       -------    --------

   Operating loss....................................................     (997)    (43,510)
Interest income......................................................       97          88
Interest expense ....................................................       86         122
                                                                       -------    --------

   Loss before income taxes..........................................     (986)    (43,544)
Benefit for income taxes.............................................     (346)     (7,322)
                                                                       -------    --------

   Net loss..........................................................  $  (640)   $(36,222)
                                                                       =======    ========


Basic net loss per share.............................................  $ (0.05)   $  (3.06)
                                                                       =======    ========

Basic shares used in per share calculation...........................   11,851      11,849
                                                                       =======    ========

Diluted net loss per share...........................................  $ (0.05)   $  (3.06)
                                                                       =======    ========

Diluted shares used in per share calculation.........................   11,851      11,849
                                                                       =======    ========


          See accompanying notes to consolidated financial statements.
                                     Page 2

                           HCIA INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 Nine months ended September 30, 1998 and 1997
                     (in thousands, except per share data)
                                  (Unaudited)


                                                                     1998          1997
Revenue..........................................................  $ 54,906     $ 63,772

Salaries, wages and benefits.....................................    29,987       31,118
Other operating expenses.........................................    18,912       18,628
Depreciation.....................................................     3,203        3,049
Amortization.....................................................     6,652       11,906
Impairment loss on intangible assets and restructuring charges...    50,821       41,129
                                                                   --------     --------

      Operating loss.............................................   (54,669)     (42,058)
Interest income..................................................       299          374
Interest expense ................................................       211          321
                                                                   --------     --------

       Loss before income taxes..................................   (54,581)     (42,005)
Benefit for income taxes.........................................   (11,959)      (6,137)
                                                                   --------     --------

       Net loss..................................................  $(42,622)    $(35,868)
                                                                   ========     ========


Basic net loss per share.........................................  $  (3.60)    $  (3.03)
                                                                   ========     ========

Basic shares used in per share calculation.......................    11,851       11,829
                                                                   ========     ========

Diluted net loss per share.......................................  $  (3.60)    $  (3.03)
                                                                   ========     ========

Diluted shares used in per share calculation.....................    11,851       11,829
                                                                   ========     ========


          See accompanying notes to consolidated financial statements.
                                     Page 3

                           HCIA INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                             AND COMPREHENSIVE LOSS
   Year ended December 31, 1997 and the nine months ended September 30, 1998
                                 (in thousands)

                                                                                   Accumulated
                                                  Additional                          Other                              Total
                                       Common      Paid-in       Accumulated      Comprehensive     Comprehensive     Stockholders'
                                        Stock      Capital         Deficit            Loss              Loss             Equity
                                       ------     ----------     ------------     -------------     -------------     -------------
BALANCE AT DECEMBER 31, 1996           $ 118      $ 249,591      $   (47,220)        $  (82)          $      -          $ 202,407
                                       -----      ---------      -----------         -------          ----------        ---------

Exercise of stock options                -              613              -              -                    -                613

Tax benefits related to exercise of
stock options                                           688              -              -                    -                688

Comprehensive loss
  Net loss                               -              -            (36,959)                            (36,959)         (36,959)
  Other comprehensive loss
    Foreign currency translation                                                                             (31)             (31)
    Unrealized depreciation of short-
    term investments                                                                                          (4)              (4)
                                                                                                      ----------
  Other comprehensive loss                                                              (35)                 (35)
                                                                                                      ----------
Comprehensive loss                                                                                    $  (36,994)
                                                                                                      ==========
                                       -----      ---------      -----------         -------                            ---------
BALANCE AT DECEMBER 31, 1997           $ 118      $ 250,892      $   (84,179)        $  (117)                           $ 166,714
                                       -----      ---------      -----------         -------                            ---------
Exercise of stock options                -               12              -
                                                                                         -                                     12
Comprehensive loss
  Net loss                               -              -            (42,622)            -               (42,622)         (42,622)
  Other comprehensive loss
    Foreign currency translation         -              -                -               -                    (9)              (9)
                                                                                                      ----------
  Other comprehensive loss                                                                (9)                 (9)
                                                                                                      ----------
Comprehensive loss                                                                                    $  (42,631)
                                                                                                      ==========
                                       -----      ---------      -----------         -------                            ---------
BALANCE AT SEPTEMBER 30,
1998 Unaudited)                        $ 118      $ 250,904      $  (126,801)        $  (126)                           $ 124,095
                                       =====      =========      ===========         =======                            =========

          See accompanying notes to consolidated financial statements.

                           HCIA INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Nine months ended September 30, 1998 and 1997
                                 (in thousands)
                                  (Unaudited)


                                                                                 1998        1997
Cash flows from operating activities:
   Net loss.................................................................  $(42,622)   $(35,868)
   Adjustments to reconcile net loss to net cash
     provided by operating activities:
       Depreciation and amortization........................................     9,855      14,955
       Impairment loss on intangible assets and restructuring charges.......    50,821      41,129
       Deferred tax provision...............................................   (12,074)     (6,080)
       Changes in operating assets and liabilities:
         Accounts receivable.................................................    4,784      (4,258)
         Income taxes receivable.............................................      -          (473)
         Prepaid expenses and other current assets...........................      (98)        (50)
         Accounts payable....................................................      167       1,500
         Accrued salaries, benefits and other liabilities....................   (1,029)     (1,154)
         Deferred revenue....................................................   (1,160)       (565)
                                                                              --------    --------

           Net cash provided by operating activities.........................    8,644       9,136
                                                                              --------    --------

Cash flows from investing activities:
   Purchases of furniture and equipment......................................     (674)     (5,491)
   Cost of acquisitions, net of cash acquired................................      -          (104)
   Computer software purchased or capitalized................................   (5,765)    (10,785)
   Other intangible assets purchased or capitalized..........................     (859)     (1,298)
   Proceeds from disposals of short-term investments.........................      -           506
   Other.....................................................................      (40)        (23)
                                                                              --------    --------
           Net cash used in investing activities.............................   (7,338)    (17,195)
                                                                              --------    --------

Cash flows from financing activities:
   Proceeds from exercise of stock options...................................       12         596
   Income tax benefit related to stock options...............................      -           688
   Repayments of notes payable...............................................      -        (1,289)
                                                                              --------    --------

           Net cash provided by (used in) financing activities...............       12          (5)
                                                                              --------    --------

Impact of currency fluctuations on cash and cash equivalents.................       (9)         (9)
                                                                              --------    --------
Increase (decrease) in cash and cash equivalents ............................    1,309      (8,073)

Cash & cash equivalents - beginning of period................................    5,580      13,302
                                                                              --------    --------

Cash & cash equivalents - end of period...................................... $  6,889    $  5,229
                                                                              ========    ========

Supplemental cash flow information - cash paid during period for interest     $    111    $    275
                                                                              ========    ========
                                   - cash paid during period for income taxes       80         410
                                                                              ========    ========


          See accompanying notes to consolidated financial statements.
                                     Page 5

                           HCIA INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                  (Unaudited)

(1)   Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles. In the opinion of management, these statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial condition, results of operations, changes in stockholders' equity and comprehensive loss and cash flows for the periods presented. The results of operations for the period ended September 30, 1998 may not be indicative of the results that may be expected for the full year ending December 31, 1998. These financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of the Company for the year ended December 31, 1997 as contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 (1934 Act File No. 0-25378).

(2)   Impairment Loss on Intangible Assets and Restructuring Charges

During the three months ended March 31, 1998, the Company recorded an impairment loss on intangible assets and restructuring charges of approximately $50.8 million. Approximately $50.0 million of the charges represented the write-down of certain intangible assets. This write-down arose primarily due to the failure of the Company's Integrated Solutions Unit to execute agreements with customers for large-scale custom solutions and the Company's determination that the Unit's revenue, which could be anticipated from future agreements of this type, was significantly less than had been previously anticipated. As the products marketed by the Integrated Solutions Unit were intended to integrate the products and technologies of the Company's other business units, this determination resulted in a reduced expectation of future cash flows from the Company's intangible assets across most of its business units and, accordingly, an impairment in value of these intangible assets. The remainder of the charges, totaling approximately $800,000, related primarily to accruals for the cost of employee severance and facilities reductions. As of September 30, 1998, approximately $705,000 of the accruals had been used. The remainder of the accrual primarily relates to reserves for facility reductions. The following table summarizes the impairment loss on intangible assets and computer software costs:

                                                             Post-Charge
                            Pre-Charge                         Net Book
                             Net Book                           Value
        Asset                  Value          Write Down    as of 3/31/98
--------------------------------------------------------------------------
Databases                $     2,871,000   $    1,649,000  $    1,222,000
CPHA License                   9,113,000            ----        9,113,000
Goodwill                      46,326,000       20,644,000      25,682,000
Customer Bases                 2,987,000        2,028,000         959,000
Methodologies                  3,549,000        2,355,000       1,194,000
Assembled Workforce            3,266,000        1,751,000       1,515,000
Tradename                      1,029,000        1,029,000           ----
Software                      28,106,000       20,567,000       7,539,000
                       ===================================================

                         $    97,247,000   $   50,023,000  $   47,224,000
                       ===================================================



(3)   Income Taxes

During the quarters ended March 31, 1998 and September 30, 1998, the Company recorded valuation allowances of $5.0 million and $1.4 million, respectively, to reduce the carrying value of its deferred tax asset to an amount management believes is realizable through future taxable income.

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

Basic EPS is calculated by dividing net earnings (loss) by the weighted average number of common shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the numerator and the denominator of the basic EPS calculation for the effect of all potential dilutive common shares outstanding during the period. Information related to the calculation of net earnings per share of common stock is summarized as follows (in thousands, except per share data):


                       For the three months ended            For the three months ended
                           September 30, 1998                    September 30, 1997


                    Income       Shares     Per Share      Income       Shares     Per Share
                  (Numerator) (Denominator)  Amount      (Numerator) (Denominator)   Amount
                  ------------------------------------  -------------------------------------
Basic EPS            $(640)      11,851      $(0.05)      $(36,222)      11,849     $(3.06)
Incremental
shares from
assumed exercise
of dilutive
options and
warrants                 -            -           -              -            -          -
                  ------------------------------------  -------------------------------------

Diluted EPS          $(640)      11,851      $(0.05)      $(36,222)      11,849     $(3.06)
                  ====================================  =====================================

For the three months ended September 30, 1998 and 1997, no exercise of options is assumed since their effect is antidilutive.

                       For the nine months ended            For the nine months ended
                           September 30, 1998                    September 30, 1997


                    Income       Shares     Per Share      Income       Shares     Per Share
                  (Numerator) (Denominator)  Amount      (Numerator) (Denominator)   Amount
                  ------------------------------------  -------------------------------------
Basic EPS           $(42,622)     11,851      $(3.60)      $(35,868)     11,829      $(3.03)
Incremental
shares from
assumed exercise
of dilutive
options and
warrants                   -           -           -              -           -           -
                  ------------------------------------  -------------------------------------

Diluted EPS         $(42,622)     11,851      $(3.60)      $(35,868)     11,829      $(3.03)
                  ====================================  =====================================


For the nine months ended September 30, 1998 and 1997, no exercise of options is assumed since their effect is antidilutive.

Item 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended September 30, 1998 compared to three months ended September 30, 1997

Revenue. Revenue for the three months ended September 30, 1998 was $18.5 million, a decrease of $260,000 or 1% less than the three months ended September 30, 1997. The decrease was primarily the result of reduced revenue from the Company's Implementation Unit. This decrease was partially offset by an increase in revenue from the Company's Managed Care Unit.

Salaries, Wages and Benefits. Salaries, wages and benefits were $10.2 million or 55% of revenue for the three months ended September 30, 1998 as compared to $9.7 million or 52% of revenue for three months ended September 30, 1997. This increase was the result of the Company capitalizing a smaller portion of its labor costs relating to development projects, in accordance with its accounting policies. This increase was partially offset by a reduction in the Company's overall level of employment during 1998.

Other Operating Expenses. Other operating expenses, which include occupancy, data acquisition, recruiting fees, travel and consulting expenses, were $6.7 million or 36% of revenue for the three months ended September 30, 1998 as compared to $6.2 million or 33% of revenue for the three months ended September 30, 1997. The increase in other operating expenses was the result of an increase in the cost of data acquisition for a specific project and recruiting fees, partially offset by a reduction in facilities costs.

Depreciation and Amortization. Depreciation and amortization was $2.6 million or 14% of revenue for the three months ended September 30, 1998, as compared to $5.3 million or 28% of revenue for the three months ended September 30, 1997. This decrease was a result of the effect of the write-off of certain intangible assets in 1997 and 1998.

Impairment Loss on Intangible Assets and Restructuring Charges. During the three months ended September 30, 1997, the Company recorded an impairment loss on intangible assets and restructuring charges of approximately $41.1 million. Approximately $37.6 million of the charges represented the write-down of certain intangibles, which arose from the Company's acquisition of LBA in August 1996, to their estimated realizable value. The charge resulted from the assessment that the Company's Implementation Unit, formed upon the acquisition of LBA, would not generate the profits anticipated at the time of the LBA acquisition. The remainder of the charges, totaling $3.5 million, represented reserves for the cost of employee severance, facilities reduction, and customer allowances which were to incurred primarily in connection with restructuring the ongoing operations of the Implementation Unit.

Interest Income and Expense. Net interest income was $11,000 for the three months ended September 30, 1998 compared with net interest expense of $34,000 for the three months ended September 30, 1997. This increase was the result of lower bank fees in 1998 partially offset by an increase in interest income.

Income Taxes. During the quarter ended September 30, 1998, the Company recorded a valuation allowance of $1.4 million to reduce the carrying value of its deferred tax asset to an amount management believes is realizable through future taxable income. Exclusive of this valuation allowance, the Company's effective tax rate was 174% for the three months ended September 30, 1998, compared with 16.8% for the three months ended September 30, 1997. This higher rate is due primarily to the effect of the write-off of the intangible assets associated with the impairment loss recorded during the quarter ended March 31, 1998 and the effects of interperiod tax allocations on the Company's 1998 tax provision.

Nine months ended September 30, 1998 compared to nine months ended September 30, 1997

Revenue. Revenue for the nine months ended September 30, 1998 was $54.9 million, a decrease of $8.9 million or 14% less than the nine months ended September 30, 1997. The decrease was primarily the result of revenue from large-scale custom solutions during the nine months ended September 30, 1997 which did not recur during the nine months ended September 30, 1998 and reduced revenue from the Company's Implementation Unit. This decrease was partially offset by an increase in revenue from the Company's European and Managed Care Units.

Salaries, Wages and Benefits. Salaries, wages and benefits were $30.0 million for the nine months ended September 30, 1998 as compared to $31.1 million for nine months ended September 30, 1997, but increased as a percentage of revenue to 55% for the nine month period as compared to 49% for the same period in 1997. The decrease in these expenses was primarily the result of the Company reducing its overall level of employment during 1997 and 1998, but with overall employment still at a level in anticipation of higher revenue than was actually achieved. This decrease was partially offset by the Company capitalizing a smaller portion of its labor costs related to development projects, in accordance with its accounting policies.

Other Operating Expenses. Other operating expenses, which include occupancy, data acquisition, recruiting fees, travel and consulting expenses, were $18.9 million or 34% of revenue for the nine months ended September 30, 1998 as compared to $18.6 million or 29% of revenue for the nine months ended September 30, 1997. The increase in other operating expenses was the result of an increase in the cost of data acquisition for a specific project, partially offset by a reduction in facilities costs and travel related expenses.

Depreciation and Amortization. Depreciation and amortization was $9.9 million or 18% of revenue for the nine months ended September 30, 1998, as compared to $15.0 million or 23% of revenue for the nine months ended September 30, 1997. This decrease was a result of the effect of the write-off of certain intangible assets during 1997 and 1998.

Impairment Loss on Intangible Assets and Restructuring Charges. During the nine months ended September 30, 1998, the Company recorded an impairment loss on its intangible assets and restructuring charges of $50.8 million. These charges arose primarily due to the failure of the Company's Integrated Solutions Unit to execute agreements with customers for large scale custom solutions and the Company's determination that the Unit's revenue which could be anticipated from future agreements of this type was significantly less than had been previously anticipated. As the products marketed by the Integrated Solutions Unit were intended to integrate the products and technologies of the Company's other business units, this determination resulted in a reduced expectation of future cash flows from the Company's intangible assets across most of its business units and, accordingly, an impairment in value of these intangible assets. The remainder of the charges, totaling approximately $800,000, related primarily to accruals for the cost of employee severance and facilities reductions. As of September 30, 1998, approximately $705,000 of the accruals had been used. The remainder of the accrual primarily relates to reserves for facility reductions.

During the nine months ended September 30, 1997, the Company recorded an impairment loss on intangible assets and restructuring charges of approximately $41.1 million. Approximately $37.6 million of the charges represented the write-down of certain intangibles, which arose from the Company's acquisition of LBA in August 1996, to their estimated realizable value. The charge resulted from the assessment that the Company's Implementation Unit, formed upon the acquisition of LBA, would not generate the profits anticipated at the time of the LBA acquisition. The remainder of the charges, totaling $3.5 million, represented reserves for the cost of employee severance, facilities reduction, and customer allowances which were to incurred primarily in connection with restructuring the ongoing operations of the Implementation Unit.

Interest Income and Expense. Net interest income was $88,000 for the nine months ended September 30, 1998 compared with net interest income of $53,000 for the nine months ended September 30, 1997. This increase was the result of lower bank fees in 1998.

Income Taxes. During the nine months ended September 30, 1998, the Company recorded a valuation allowance of $6.4 million to reduce the carrying value of its deferred tax asset to an amount management believes is realizable through future taxable income. Exclusive of this valuation allowance, the Company's effective tax rate was 34% for the nine months ended September 30, 1998, compared with 15% for the nine months ended September 30, 1997. This higher rate is due primarily to the effect of the write-off of the intangible assets associated with the impairment loss as discussed above.

Liquidity and Capital Resources

The Company maintains a $25 million revolving line of credit (subject to certain borrowing limitations) with First Union National Bank ("First Union") for general corporate purposes including working capital requirements and acquisitions. Borrowings under this line are collateralized by substantially all of the Company's assets and bear interest at varying rates based on an index tied to First Union's prime rate or LIBOR. The Company is required to pay a commitment fee on the average daily unused portion of the facility at a rate from 0.25% to 0.375% per annum, depending on the Company's debt/cash flow ratio. The credit facility also contains financial covenants applicable to the Company, including debt/cash flow ratios and ratios of debt to capital. As of September 30, 1998, the Company was in compliance with all such financial covenants and had a maximum borrowing capacity of approximately $8.0 million, and there were no borrowings outstanding under the facility. The credit facility expires on July 31, 2001.

Year 2000 Computer Software

The Company has created a Year 2000 Program Office to review its exposure to Year 2000 computer software issues, to coordinate its efforts to identify those computer software systems which require revisions in anticipation of the Year 2000 and to coordinate such revisions on a corporate-wide basis. This has entailed the development of a Company-wide assessment, remediation and certification process, which is monitored by the Program Office and members of the Company's senior management. In addition, senior management reports to the Audit Committee of the Board of Directors on a regular basis regarding the Company's progress in its Year 2000 remediation efforts. While the Company does not currently intend to engage any outside parties to certify the completion of its Year 2000 remediation efforts, it does intend to utilize an internal certification process, whereby remediation efforts will be reviewed and certified by Company personnel not directly involved in the remediation.

The Company believes that its primary exposure to the issue is in the ability of its data processing systems to recognize four digit references versus two digit references (i.e., 1998 versus 98) and to accept and process such information from its customers in the process of building databases. In addition, the Company faces exposure in connection with (i) certain of its software products which are used to deliver data to clients, (ii) third-party software products, particularly for its management information systems and (iii) non-information technology systems used in its business, particularly those operated by third parties, such as the owners or operators of buildings where the Company's offices are located.

The Company has substantially completed the evaluation of its own data processing systems and software products, and has begun remediation of a number of these systems and products. The Company has also substantially completed its evaluation of third-party software products used by the Company. The Company believes that as of September 30, 1998, it has completed the remediation of approximately 18% of its data processing systems, software products and third-party software, and that it will complete remediation of approximately 64% of these systems, products and software by December 31, 1998. It is the Company's goal, and the Company's Year 2000 work plans have been scheduled, to finish Year 2000 remediation certification of all of its data processing, software products and third-party software by no later than June 30, 1999.

The Company has not undertaken a substantial effort to certify the Year 2000 compliance on non-information technology systems, but intends to focus on these systems during 1999.

Through September 30, 1998, the Company has expended approximately $177,000 on Year 2000 remediation efforts, primarily as the result of allocation of personnel to evaluation, remediation and certification efforts, that it would not have otherwise expended but for the Year 2000 remediation process. The Company believes that it will expend an additional $940,000 on such Year 2000 remediation efforts through 1999.

The Company has not, to any material extent, scheduled the acceleration of the replacement of any systems or products as a result of the Year 2000 effort, but has instead been able to schedule such replacement or remediation as part of the planned updates and revisions to its systems and products.

In the event the Company does not properly remediate its data processing systems, it might be unable to accept data from its clients and others for processing. This would materially and adversely affect its ability to deliver its information products and provide its data management services. The failure of the Company to remediate its software products would also materially and adversely affect its ability to deliver its information products and data management services. In either case, this could place the Company in default of many of its agreements, and also threaten the Company's right to payment from many of its clients. The Company believes that the risks from the failure of third-party software and non-information technology systems to be Year 2000 compliant is less significant for the Company's ability to meet its client obligations, but could have an adverse impact on its ability to carry out functions such as financial reporting and accounts receivable and payable management.

While the Company, in the process of making its data processing systems Year 2000 compliant, intends to design algorithms to test data received from its customers and covert it to a usable format, there can be no assurances that the Company's customers will not experience difficulties in actually providing data produced by their systems to the Company as a result of Year 2000-related difficulties. It is not currently possible to estimate the effect on the Company's results of operations from any such difficulties.

The Company has not yet developed any contingency plans for systems or products that will not be Year 2000 compliant. It should be noted that because most of the Company's data processing and information product releases involve data which trails the calendar period by one to three months, the full effect of any failure of the Company's systems or products to be Year 2000 compliant would most likely not be experienced until the first quarter of 2000. The Company plans to review the status of its remediation efforts as of December 31, 1998, and to develop contingency plans for any systems or products which have not been certified as Year 2000 compliant as of that date.

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-Q contain forward-looking statements, including statements regarding the intent, belief or current expectations of the Company and its management. These statements are not guarantees of future performance and involve a number of risks and uncertainties that are difficult to predict. Therefore, actual outcomes and results could differ materially from those indicated by such forward-looking statements. The Company undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are (i) variations in quarterly results, (ii) the assimilation of acquisitions, (iii) the management of the Company's growth and expansion, (iv) dependence on key personnel, (v) development by competitors of new or superior products or entry into the market of new competitors, (vi) dependence on major customers, (vii) dependence on intellectual property rights, (viii) integrity, availability and reliability of the Company's data, (ix) volatility of the Company's stock price, (x) changes in the health care industry from both a regulatory and financial perspective, (xi) implementation of required changes to computer systems and software for the year 2000, and (xii) other risks identified from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

Not applicable

PART II  Other Information


Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K

None.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          HCIA Inc.
                                          (Registrant)


Date: November 13, 1998

                                    By:   ________________________________
                                          Barry C. Offutt
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (principal financial officer)