Form 10-K405
period 1998-12-31
HCIA INC
filed 1999-03-31
CIK 935001

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended December 31, 1998

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                For the transition period from _______ to _______

                         Commission file number 0-25378

                                    HCIA Inc.
             (Exact name of registrant as specified in its charter)


            Maryland                                    52-1407998
 (State or other jurisdiction of           (I.R.S. employer identification no.)
  incorporation or organization)

 300 East Lombard Street, Baltimore, MD                    21202
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock, $.01 par value, held by non-affiliates of the registrant based on the closing sales price of the Common Stock as quoted on the National Association of Securities Dealers, Inc. National Market System as of February 26, 1998, was $44,393,073.

The number of shares of the registrant's Common Stock, $.01 par value, outstanding as of February 26, 1998 was 11,851,125.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's Proxy Statement for the 1999 Annual Meeting of Stockholders are incorporated by reference into Part III.

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

In January 1999, the Company announced that it intended to dispose of its Implementation Unit, which consists of the assets acquired as part of the LBA acquisition. These assets are now being reported as discontinued operations, and unless otherwise indicated, the information provided in this Form 10-K does not included information relating to the Implementation Unit.

GENERAL

HCIA collects, manages, and distributes comparative health care information. Its customers deliver, purchase and manufacture health care products and services. By combining industry leading databases, methodologies, and analytic services, HCIA creates information assets that help customers manage health care costs and improve patient care.

HCIA's value to its customers is its ability to create clinical databases and information products from many large and disparate incoming data streams. For example, the Company's patient-centered outcomes systems allow for the collection and standardization of patient-reported outcomes and the merging of such data with a patient's medical-claims and pharmaceutical-usage histories. The Company's other proprietary data-handling and management methodologies link the costs, quality, utilization and outcomes of medical services delivered to patients in various clinical settings. These methodologies and technical resources permit the Company to provide a level of clinical information that is substantially more detailed and useful in understanding and modifying medical practice patterns than information derived from traditional health care data sources.

PRODUCT LINES

HCIA offers a range of information products that are utilized by each of the three major health care market constituencies. Providers, such as hospitals and integrated delivery systems, use the Company's products to measure and analyze the cost and quality of medical interventions. Buyers, such as managed care organizations, indemnity insurers and self-insured employers, utilize the Company's information and analyses on medical resource usage and outcomes to fortify their overall management of medical costs and to manage the overall health status of a covered population. Suppliers, such as pharmaceutical, biotechnology and medical supply and device companies, utilize the Company's databases and products to analyze the size and composition of addressable markets for their products and to evaluate the costs and benefits associated with the distribution of their products into the health care economy.

The Company's two product lines are Data Management Services and Information Tools. Data Management Services account for the majority of the company's revenues and are offered to all three major markets. Data Management Services generally involve the collection of data from or on behalf of a client, the merging of proprietary benchmark and comparative data from HCIA, and the creation of a database and analytical system to analyze the data. The Company also develops and markets Syndicated Data Products that are created from its proprietary benchmark and comparative databases. Information Tools primarily consist of physician and hospital profiling software that is sold to providers and buyers of health care.

The Company's European operations, HCIA-Europe, offers services similar to the Company's domestic product lines to hospitals and insurance organizations predominately located in the United Kingdom and Spain.

     DATA MANAGEMENT SERVICES

Data Management Services account for the majority of the company's revenues and are marketed to pharmaceutical companies, managed care organizations, and hospitals. Data Management Services are utilized by more than 400 pharmaceutical companies, employers and managed care organizations. Additionally, through marketing partnerships with 19 state and specialty hospital associations, the Company's Data Management Services reach approximately 1,200 hospitals. Each association acts as a marketing agent for HCIA, while HCIA collects data from the association's member-hospitals, builds a membership-specific data mart and provides access to the data mart to the members and the association through a variety of methods, including Internet-based data-delivery applications. Syndicated Data Products, or information products created from the Company's proprietary and benchmark databases, range from database directories (e.g., health care industry professionals, nursing homes and managed care organizations) to more complex analyses (e.g., cost and outcome summaries for each U.S. hospital), and include databases and publications that allow customers to analyze different sub-sectors of the health care industry (e.g., The 100 Top Hospitals study). HCIA also markets to managed care clients a number of more sophisticated Syndicated Data Products containing national and regional normative data on length of stay, costs and medical necessity. The Company markets these Syndicated Data Products directly to managed care organizations, and through alliances with information systems vendors, third-party administrators and other entities that process data streams for managed care organizations and payors. These Syndicated Data Products generally are used for utilization management, claims adjudication and actuarial forecasting. HCIA reaches more than 5,000 customers with its Syndicated Data Products.

Most of the Company's Data Management Services customer contracts provide that as the Company extracts data from the customer (as part of the process of delivering a system or product to the customer), the data become part of the Company's database. The Company supplements its databases with data it purchases or licenses from federal and state governments, trade groups and other industry sources. The Company maintains several terabytes of live health care data, including data from medical records, laboratory, pharmacy, imaging, outpatient clinics, physician's offices, insurance claims, managed care encounters and point-of-care member patient surveys.

The Company's database resides in a relational database structure that utilizes a network of large Sun Microsystems servers. The Company believes that its current software and hardware platforms are scaleable and provide it with a cost and flexibility advantage. The Company has made a significant investment in an open-network architecture that links its several geographical locations and provides customers with leased-line, dial-up, and Internet access. The Company supports most of the major commercially available relational database platforms. The Company has personnel drawn from several key health care disciplines (e.g., pharmacists, clinical nurses and medical technologists) who are responsible for the auditing, editing and standardizing of its database, as well as the upgrading and maintaining of its core methodologies. The Company believes that its database provides more clinical detail and better outcomes measurement capabilities than competitive systems. Furthermore, the detailed medical content of the data and HCIA's experience in collecting and standardizing this information provide additional competitive advantages.

In addition to creating and distributing many of the Company's databases and syndicated products, the Data Management Services product line also supports Databridge(TM), HCIA's collection of proprietary data-handling technologies. A typical HCIA customer submits data in an electronic, computer-readable format. In creating the interface for the customer's data stream, HCIA enables the transfer of customer data and the subsequent application of the Company's proprietary software algorithms and data-standardization technologies to the incoming data, transforming the data into HCIA's proprietary standardized formats. A significant component of Databridge(TM) is HCIA's International Clinical Classification System, or ICCS System(TM). The Company holds a perpetual and exclusive license to the ICCS System(TM), subject only to the Company's obligation to use all commercially reasonable efforts to maintain and upgrade the system. The ICCS System(TM) assigns a discrete and clinically detailed 12-digit code to every product and service consumed in the treatment of patients. The ICCS System(TM) allows for the standardization and comparison of detailed clinical data, regardless of the original source of the data (e.g., medical records, insurance claims, laboratory or pharmacy systems), and is used by the Company to create the most clinically detailed portion of its database.

     INFORMATION TOOLS

Information Tools are used by managed care organizations, hospitals, and integrated delivery systems to measure and compare the clinical and financial performance of individual hospitals and physicians. Information Tools are generally delivered in the form of software that is resident on a client's internal computer systems and are often integrated into the workflow of an organization. The software delivered by HCIA is typically updated at least annually, and in some cases, several time per year. Included in the software are proprietary algorithms and benchmark data that allow for the standardization of a client's data and subsequent comparison of those data to national and regional benchmarks supplied by HCIA. HCIA's Information Tools are used by approximately 300 hospitals and 125 managed care organizations throughout the U.S.

CUSTOMERS

The Company's customers include numerous health care industry participants located throughout the United States, United Kingdom and Spain, including major provider and provider groups, managed care organizations, and pharmaceutical, biotechnology and medical device companies. In 1997 and 1998, no single customer accounted for 10% or more of the Company's revenue. HCIA's ten largest customers accounted for approximately 31% and 30% of its revenue during 1997 and 1998, respectively.

SALES AND MARKETING

HCIA markets its information systems and products through a variety of means that are designed to enhance its name recognition and facilitate the marketing of additional systems and products to its customer base. The Company utilizes a direct sales approach with the existing customer base to market its Data Management Services and Information Tools and seeks to present proposals to both existing and potential clients in face-to-face meetings at the executive level. The Company's field sales force is specialized and is able to draw on the Company's clinical staff for sales support. In addition, HCIA has entered into agreements with health care information systems vendors whereby the Company's products are marketed through their respective sales forces. Approximately 25% of the Company's revenues in 1998 was derived from third-party relationships. The Company also approaches each of the major market constituencies through the sale of Syndicated Data Products and uses efforts such as the 100 Top Hospitals study to increase the visibility of the Company as an industry-leading source of health care information. The Company uses both telemarketing and direct-mail efforts in the sales of its less complex Syndicated Data Products.

COMPETITION

The market for health care information products and services is intensely competitive. The Company believes that the principal competitive factors in the health care information market are the breadth and quality of product offerings, access to proprietary data, proprietary methodologies and technical resources, price and the effectiveness of marketing and sales efforts. In addition, the Company believes that the speed with which information companies can anticipate and respond to the evolving health care industry structure and identify information needs is an important competitive factor. Competitors vary in size and in the scope and breadth of products and services offered, and the Company competes for the sale of products and the resulting access to data with different companies in each of its target markets. Many of the Company's competitors have significantly greater financial, technical, product development, marketing and other resources than the Company, and offer a broader range of systems and products. Furthermore, other major information companies not presently offering clinical health care information services may enter the markets in which the Company competes. The Company's potential competitors include specialty health care information companies, health care information system and software vendors, large data processing and information companies and systems consultants and integrators. Many of these competitors have substantial installed customer bases in the health care industry and the ability to fund significant product development and acquisition efforts.

INTELLECTUAL PROPERTY

HCIA considers its methodologies, computer software and databases to be proprietary. The Company seeks to protect its proprietary information through confidentiality agreements with its employees. The Company's policy is to have employees enter into confidentiality agreements containing provisions prohibiting the disclosure of confidential information to anyone outside the

Company, requiring employees to acknowledge, and, if requested, assist in confirming the Company's ownership of any new ideas, developments, discoveries or inventions conceived during employment, and requiring assignment to the Company of proprietary rights to such matters that are related to the Company's business. The Company also relies on a combination of trade secret, copyright and trademark laws, contractual provisions in agreements with customers and technical measures to protect its rights in various methodologies, systems and products and databases. The Company has one patent, and no copyright registration applications, covering its software technology. Due to the nature of its software applications, the Company believes that patent, trade secret and copyright protection are generally less significant than the Company's ability to further develop, enhance and modify its current products.

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

EMPLOYEES

As of December 31, 1998, the Company had 507 employees, including 68 in sales and marketing, 206 in health care data, 168 in technology and 65 in finance and administration. None of the Company's employees are represented by a union or other collective bargaining group. The Company believes its relationships with its employees to be satisfactory.

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

ACQUISITIONS HAVE INVOLVED, AND MAY CONTINUE TO INVOLVE, NUMEROUS RISKS FOR THE COMPANY. The Company has, in large part, expanded its products and services through the acquisition of health care information companies, product lines and data resources. The Company may continue the acquisition of methodological, analytical and technical resources that will further enhance and expand the Company's systems and products.

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

THE FAILURE TO MANAGE ITS GROWTH COULD ADVERSELY AFFECT THE COMPANY'S RESULTS. The Company's growth has resulted in an increase in the level of responsibility for both existing and new management personnel. Many of the Company's management personnel have had limited experience in managing companies as large as the Company. The Company has sought to manage its current and anticipated growth through the recruitment of additional management and technical personnel and the implementation of internal systems and controls. However, the failure to manage growth effectively could materially and adversely affect the Company's operating results.

THE COMPANY IS DEPENDENT ON KEY PERSONNEL WHO DO NOT HAVE EMPLOYMENT AGREEMENTS. The Company depends to a significant extent on key management, technical and marketing personnel. The Company's growth and future success will depend in large part on its ability to attract, motivate and retain highly qualified personnel, including management personnel of acquired companies. Except for an agreement with George D. Pillari, its Chairman of the Board, President and Chief Executive Officer, the Company does not have employment agreements with any of its executive officers or other key personnel. The loss of key personnel or the inability to hire or retain qualified personnel could have a material adverse effect on the Company.

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

THE COMPANY IS DEPENDENT ON NON-REGISTERED INTELLECTUAL PROPERTY RIGHTS. The Company has made significant investments in the development and maintenance of its core collection of proprietary data standardization methodologies, value-added clinical measurement tools and technical resources that are used to transform disparate data streams into clinically relevant information products. The Company relies largely on its license agreements with customers and its own security systems, confidentiality procedures and employee nondisclosure agreements to maintain the trade secrecy of its proprietary information. There can be no assurance that the legal protections and precautions taken by the Company will be adequate to prevent misappropriation of the Company's proprietary information. In addition, these protections do not prevent independent third-party development of functionally equivalent or superior systems, products or methodologies.

THE COMPANY FACES SIGNIFICANT COMPETITION. The health care information market is intensely competitive and rapidly changing. The Company competes for the sale of products and the resulting access to data with different companies in each of its target markets. Competitors vary in size and in the scope and breadth of the products and services offered. Many of the Company's competitors have significantly greater financial, technical, product development and marketing resources than the Company, and broader product offerings. There can be no assurance that future competition, or any significant loss of access to data resulting therefrom, will not have a material adverse effect on the Company.

THE COMPANY IS DEPENDENT ON CERTAIN MAJOR CUSTOMERS. During 1997 and 1998, the Company's ten largest customers accounted for approximately 31% and 30%, respectively, of the Company's revenue. Many of the Company's contractual arrangements with its customers are subject to annual renewal. The loss of one or more of the Company's largest customers could have a material adverse effect on the Company.

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

THE COMPANY'S STOCK PRICE HAS BEEN HIGHLY VOLATILE. The stock market historically has experienced volatility which has affected the market price of securities of many companies and which has sometimes been unrelated to the operating performance of such companies. The trading price of the Common Stock has been, and may continue to be, subject to significant fluctuations in response to general market conditions and to factors specific to the Company, such as variations in quarterly results of operations, announcements of acquisitions, new products by the Company or its competitors, governmental regulatory action, other developments or disputes with respect to proprietary rights, general trends in the industry and overall market conditions, and other factors.

CONTINUOUS CHANGES IN THE HEALTH CARE INDUSTRY HAVE A SIGNIFICANT IMPACT ON THE COMPANY. The health care industry is subject to changing political, economic and regulatory influences that affect the procurement practices and operation of health care industry participants generally. During the past several years, the U.S. health care industry has been subject to an increase in governmental regulation of, among other things, reimbursement rates and certain capital expenditures. Various programs have been proposed to reform the U.S. health care system. Many of these programs contain proposals to increase governmental involvement in health care, lower reimbursement rates and otherwise change the operating environment for the Company's customers. Health care industry participants may react to these proposals and the uncertainty surrounding such proposals by curtailing or deferring investments, including those for the Company's systems and products. The Company cannot predict what impact, if any, such factors might have on its business, financial condition and results of operations. In addition, many health care providers are consolidating to create larger health care delivery enterprises with greater regional market power. As a result, the remaining enterprises could have greater bargaining power, which may lead to price erosion of the Company's products.

THE COMPANY FACES INCREASING EFFORTS TO REGULATE ACCESS TO HEALTH CARE DATA. The confidentiality of patient records and the circumstances under which records may be released for inclusion in the Company's databases is subject to substantial regulation by state governments. Additional legislation governing the dissemination of medical record information has been proposed at both the state and federal level. This legislation may require holders of such information to implement security procedures that may result in substantial costs to the Company, and could, in certain circumstances, limit the Company's access to certain types of information. There can be no assurance that changes to state or federal laws will not materially restrict the ability of health care providers to submit information from patient records to the Company.

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

THE COMPANY FACES POTENTIAL EXPOSURE ON YEAR 2000 ISSUES. The Company's primary exposure to the Year 2000 is the ability of its systems to recognize four digit versus two digit references (i.e., 1998 versus 98) and to accept such information from its customers in the process of building its databases. The Company currently believes the incremental costs that the Company has and expects to incur, to make its systems and products Year 2000 compliant, will not be material to the Company's results of operations, liquidity or capital resources. However, there can be no assurances that the Company will not experience difficulties in utilizing data provided by its customers who have not taken the necessary steps to make their internal systems Year 2000 compliant. It is not currently possible to estimate the effect on the Company's results of operations from any such difficulties.

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

ITEM 2. PROPERTIES.

The Company's executive offices are located in Baltimore, Maryland, in approximately 48,000 square feet of leased office space, under a lease that expires on December 31, 2002, and which includes an option for an additional term of up to five years. The Company also leases approximately 38,000 square feet of office space in Ann Arbor, Michigan, under a lease that expires on March 31, 2000, and 28,000 square feet of office space in Denver, Colorado, under a lease that expires on August 31, 2001 (for its Implementation Unit). The Company also maintains offices in Fairport, New York, Waltham, Massachusetts, Concord, California, Olympia, Washington, Deerfield, Illinois, Alcester, England and Barcelona, Spain. The Company believes that its facilities are adequate for its current operations.

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

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY.

Executive officers are elected annually by the Board of Directors and serve at the discretion of the Board of Directors. Information regarding the executive officers of the Company who are not directors is as follows:


Name                            Age                    Position
----                            ---                    --------
Donald S. Good, Jr.              36           President and Chief Operating Officer

Barry C. Offutt                  37           Senior Vice President and Chief Financial
                                              Officer

Charles A. Berardesco            40           Senior Vice President, General Counsel and
                                              Secretary



Mr. Good served as a Vice President from May 1996 until September 1996, when he was appointed Senior Vice President-Commercial Markets. He was appointed Senior Vice President-Operations, in August 1997, and President and Chief Operating Officer in September 1998. Prior to May 1996, he was a healthcare consultant with Arthur Andersen & Co.

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

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


The following table sets forth, for the quarterly period indicated, the high and low closing sale price per share of Common Stock as reported by NASDAQ:

                                    1997                          1998
                             High           Low             High         Low
                             ----           ---             ----         ---
First Quarter              $42             $16-3/4         16-5/8     11-1/8
Second Quarter              34-1/2          15-1/8         15          6-13/16
Third Quarter               33-3/8          13             12-11/16    5
Fourth Quarter              16-3/16         11-3/8          5-5/8      3-3/16


As of February 26, 1999, there were 124 holders of record of the Company's Common Stock. The number of record holders is not representative of the number of beneficial holders since many shares are held by depositories, brokers or other nominees.

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

ITEM 6. SELECTED FINANCIAL DATA.


                                                          YEAR ENDED DECEMBER 31,
                                                          -----------------------
                                              1994         1995         1996         1997         1998
                                              ----         ----         ----         ----         ----
                                                          (IN THOUSANDS, EXCEPT PER SHARE DATA)
Statements of Operations Data:
Revenue                                    $  30,711    $  48,015    $  61,177    $  66,845    $  62,954
Salaries, wages and benefits                  15,457       21,932       28,040       30,682       32,699
Other operating expenses                       8,625       12,055       15,887       20,300       22,793
Depreciation and amortization                  4,826        6,864       10,347       14,325       11,365
Write-off of acquired in-process
  research and development costs                  --       12,152        6,558           --           --
Impairment loss on intangible assets
  and restructuring charges                       --           --           --          371       27,777
                                           ---------    ---------    ---------    ---------    ---------
    Operating income (loss)                    1,803       (4,988)         345        1,167      (31,680)
Interest income                                  111        1,290        1,110          447          374
Interest expense                                 131          187          530          401          276
                                           ---------    ---------    ---------    ---------    ---------
    Income (loss) from continuing
      operations before income taxes,
      and minority interest in income of
      consolidated subsidiaries                1,783       (3,885)         925        1,213      (31,582)
Provision (benefit) for income taxes             759       (1,554)       3,322          802       (4,237)
Minority interest in income of
  consolidated subsidiaries                       (3)         (74)          --           --           --
                                           ---------    ---------    ---------    ---------    ---------
    Income (loss) from continuing
      operations                               1,021       (2,405)      (2,397)         411      (27,345)
Loss from discontinued operations,
  net of tax                                      --           --      (39,870)     (37,370)     (21,302)
                                           ---------    ---------    ---------    ---------    ---------
    Net income (loss)                      $   1,021    $  (2,405)   $ (42,267)   $ (36,959)   $ (48,647)
                                           ---------    ---------    ---------    ---------    ---------
Net income (loss) per share
 from continuing operations:
  Basic income (loss) per share            $    0.19    $   (0.31)   $   (0.24)   $    0.04    $   (2.31)
  Basic shares used in per share
   calculation                                 5,518        7,733       10,096       11,834       11,851
  Diluted income (loss) per share          $    0.19    $   (0.31)   $   (0.24)   $    0.03    $   (2.31)
  Diluted shares used in per share
   calculation                                 5,518        7,733       10,096       12,127       11,851
Loss per share from discontinued
 operations:
  Basic loss per share                           $--          $--    $   (3.95)   $   (3.16)   $   (1.80)
  Basic shares used in per share
   calculation                                    --           --       10,096       11,834       11,851
  Diluted loss per share                         $--          $--    $   (3.95)   $   (3.08)   $   (1.80)
  Diluted shares used in per
    share calculation                             --           --       10,096       12,127       11,851
Net income (loss) per share:
  Basic net income (loss) per share        $    0.19    $   (0.31)   $   (4.19)   $   (3.12)   $   (4.11)
  Diluted net income (loss) per share      $    0.19    $   (0.31)   $   (4.19)   $   (3.05)   $   (4.11)

Balance Sheet Data:
  Working capital                          $   5,620    $  35,671    $  32,810    $  29,434    $  22,245
  Total assets                                40,865      108,401      214,520      177,835      129,493
  Long-term liabilities, excluding
    current installments                       1,835          699           --           --           --
  Stockholders' equity                        34,371       98,044      202,407      166,714      118,099



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

HCIA collects, manages and distributes comparative health care information. Its customers deliver, purchase and manufacture health care products and services. By combining industry leading databases, methodologies and analytic services, HCIA creates information assets that help customers manage health care costs and improve patient care.

The Company has made a substantial investment in the acquisition and development of its core collection of methodologies, clinical measurement tools and technical resources. In addition to internal development efforts, the Company has made a series of acquisitions of other health care information companies, product lines and data resources. In connection with its acquisitions and internal development efforts and the Company's difficulties encountered in the process of integration of certain of these efforts, the Company has recorded a series of charges.

During 1996, in connection with certain acquisitions, the Company recorded one-time charges related to acquired in-process research and development costs totaling $48.1 million. Of these charges, $41.5 million related to the acquisition of LBA Health Care Solutions, Inc. ("LBA"). During the quarter ended December 31, 1998, the Company adopted a plan to dispose of the assets and business activities acquired in connection with the LBA acquisition and, accordingly, the related assets and results of operations are classified as discontinued operations in the accompanying financial statements.

During 1997 and 1998, as a result of the Company's evaluation of the carrying values of its intangible assets relative to the expected future cash flows of the underlying business with which they were associated, the Company recorded an impairment loss on intangible assets and related restructuring charges totaling $41.1 million and $56.2 million, respectively. The charges related to the assets and operations of LBA, as well as the assets and operations of the Company's continuing operations, are allocated in the accompanying financial statements between continuing operations and discontinued operations based on the classification of the affected assets and operations.

The Company's internal product development efforts are generally in connection with customer contracts, and the related costs are included as a component of operating expenses in the year incurred. The Company capitalizes costs related to internal product development that is not in connection with a specific customer contract, from the point of technological feasibility to the point of general availability.

As a result of its acquisitions of health care information companies, product lines and data resources, the Company has acquired intangible assets, the cost of which it amortizes over various useful lives. In addition, the Company has capitalized internal development costs and acquired assets relating to the development of methodologies, clinical measurement tools and technical resources, including its database, of $13.5 million, $13.8 million and $6.5 million during 1996, 1997 and 1998, respectively. Consequently, the Company has recorded amortization expense of $7.9 million, $10.7 million and $7.6 million during 1996, 1997 and 1998, respectively. See Notes 1, 2, and 5 of the Notes to Consolidated Financial Statements.

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

1998 Compared to 1997

REVENUE

Revenue for 1998 was $62.9 million, a decrease of $3.9 million or 6% from 1997. Revenue from the Content Unit decreased by $5.8 million, which was primarily the result of revenue from large-scale custom engagements during 1997, which did not recur during 1998. This decrease was partially offset by $1.5 million increase in revenue from the Company's Managed Care Unit, and a $400,000 increase in revenue from HCIA Europe. The increase in Managed Care revenue was primarily the result of an increased sales effort.

SALARIES, WAGES AND BENEFITS

Salaries, wages and benefits increased to 52% of revenue for the year ended December 31, 1998 from 46% for the year ended December 31, 1997. The increase was primarily the result of the Company establishing staffing levels across all units in anticipation of a higher revenue level than achieved in 1998. During the fourth quarter of 1998, the Company commenced a program to reduce its staffing levels to reflect the lower than expected levels of revenue achieved during 1998. As a result of this program, the Company had reduced the number of employees from approximately 580 as of September 30, 1998 to approximately 510 as of December 31, 1998.

OTHER OPERATING EXPENSES

Other operating expenses, which include data acquisitions, occupancy, travel and consulting expenses, increased to 36% of revenue for the year ended December 31, 1998 from 30% for the year ended December 31, 1997. This increase was a result of an increase in the cost of data acquisition for a specific project in the Content Unit partially offset by a reduction in facility costs and travel related expenses.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization decreased to 18% of revenue for the year ended December 31, 1998 from 21% for the year ended December 31, 1997. This decrease was the result of the effect of the write-off of certain intangibles during 1997 and 1998.

IMPAIRMENT LOSS ON INTANGIBLE ASSETS AND RESTRUCTURING CHARGES

During 1998, the Company recorded a charge from continuing operations relating to an impairment loss on intangible assets and restructuring charges of approximately $27.8 million. Approximately $24.3 million of the charges arose due to the failure of the Company's Content Unit to execute agreements with customers for large-scale custom solutions and the Company's determination that the Unit's revenue, which could be anticipated from future agreements of this type, was significantly less than had been previously anticipated. As the products marketed by the Content Unit were intended to integrate the products and technologies of the Company's other business units, this determination resulted in a reduced expectation of future cash flows from the Company's intangible assets across most of its business units and, accordingly, an impairment in the value of these intangible assets. The remainder of the charges, totaling approximately $3.5 million, relates primarily to accruals for the cost of employee severance and facilities reduction.

INTEREST INCOME AND EXPENSE

Net interest income was $98,000 for the year ended December 31, 1998 compared with net interest income of $46,000 for the year ended December 31, 1997. This change was the result of lower bank fees in 1998.

INCOME TAXES

The Company's effective tax rate was (13%) for the year ended December 31, 1998 compared with 66% for the year ended December 31, 1997. During 1998, the Company recorded a valuation allowance of $8.4 million to reduce the carrying value of its deferred tax asset to an amount management believes is realizable through future taxable income. Exclusive of this valuation allowance, the Company's effective tax rate was (40%) compared with 66% for the year ended December 31, 1997. The higher rate in 1997 is the result of the large percentage impact of certain tax items, primarily goodwill amortization, in 1997 due to the change in taxable income between years. (See Note 10 of the Notes to Consolidated Financial Statements.)

DISCONTINUED OPERATIONS

During the quarter ended December 31, 1998, the Company adopted a plan to dispose of its Implementation Unit. This Unit was formed at the time of the LBA acquisition to carry on the operations of LBA. The Company is currently seeking a buyer for the Implementation Unit and has engaged investment bankers to facilitate the sale process. The Company expects to sell the Unit during the year ending December 31, 1999. Revenues for the Implementation Unit were $8.8 million and $16.1 million for the years ended 1998 and 1997, respectively. The Implementation Unit had net losses, net of tax, of $21.3 million and $37.4 million during 1998 and 1997, respectively, including pre-tax impairment losses on intangible assets and related restructuring charges of $28.4 million and $40.8 million, respectively. (See Note 3 of the Notes to Consolidated Financial Statements.)

1997 Compared to 1996

REVENUE

Revenue for 1997 was $66.8 million, an increase of $5.7 million or 9% over 1996. Revenue from the Content Unit increased by $5.0 million, which was primarily the result of significant one-time licenses of existing methodologies. Revenue from the Managed Care Unit decreased by $600,000. Revenue from HCIA Europe increased by $1.3 million, which was primarily the result of an acquisition.

SALARIES, WAGES AND BENEFITS

Salaries, wages and benefits were consistent at 46% of revenue for the years ended December 31, 1997 and 1996.

OTHER OPERATING EXPENSES

Other operating expenses, which include occupancy, travel and consulting expenses, increased to 30% of revenue for 1997 from 26% for 1996. This increase was a result of the Company establishing levels for certain of these expenses, primarily external consulting and occupancy, in anticipation of a higher revenue level than actually achieved in 1997.

DEPRECIATION AND AMORTIZATION

Depreciation and amortization increased to 21% of revenue for 1997 from 17% for 1996. This increase was primarily a result of the additional amortization and depreciation associated with the acquisitions of HealthChex, Inc. ("HealthChex") and Response Healthcare Information Management, Inc. ("Response") during 1996.

IMPAIRMENT LOSS ON INTANGIBLE ASSETS AND RESTRUCTURING CHARGES

During 1997, the Company recorded a restructuring charge related to continuing operations of approximately $400,000. The charge represented the cost of employee severance and facilities reduction.

WRITE-OFF OF ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT COSTS

In connection with the acquisitions of Response and HealthChex, during 1996, the Company acquired ongoing research and development activities. The Company recorded one-time charges totaling $6.6 million during 1996, resulting from the write-off of the acquired in-process research and development costs. The amount of the one-time charges was equal to the estimated current fair value, based on the discounted risk-adjusted cash flows, of specifically identified technologies for which technological feasibility had not yet been established pursuant to Statement of Financial Accounting Standards No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," and for which future alternative uses did not exist.

INTEREST INCOME AND EXPENSE

Net interest income was $46,000 for 1997 compared with net interest income of $580,000 for 1996. This change was the result of a lower invested balance in 1997 due to the use of cash for acquisitions and to fund internal development costs and equipment acquisitions.

INCOME TAXES

The Company's effective tax rate was 66% for 1997 compared with 359% for 1996. The higher rate in 1996 is primarily the result of the effect of the non-deductible write-off of the in-process research and development costs resulting from certain acquisitions during 1996. (See Note 10 of the Notes to Consolidated Financial Statements.)

DISCONTINUED OPERATIONS

During the quarter ended December 31, 1998, the Company adopted a plan to dispose of its Implementation Unit. This Unit was formed at the time of the LBA acquisition to carry on the operations of LBA. The Company is currently seeking a buyer for the Implementation Unit and has engaged investment bankers to facilitate the sale process. The Company expects to sell the Unit during the year ended December 31, 1999. Revenues for the Implementation Unit were $16.1 million and $12.3 million for the years ended 1997 and 1996, respectively. The Implementation Unit had a loss of $37.4 million and $39.9 million during 1997 and 1996, respectively, including pre-tax charges for write-off of aquired in-process research and development, impairment loss on intangible assets and related restructuring charges of $40.8 million and $41.5 million, respectively. (See Note 3 of Notes to Consolidated Financial Statements.)

LIQUIDITY AND CAPITAL RESOURCES

During 1996, 1997 and 1998, the Company generated net cash from operations of approximately $13.2 million, $8.8 million and $11.7 million, respectively. During 1996 and 1997, approximately $9.3 million and $4.0 million of cash generated from operations was used to fund the increase in accounts receivable. The increases in accounts receivable were primarily the result of revenue growth, as well as the timing of receipt of payments from certain major customers. In 1998, approximately $7.8 million of the cash generated from operations was generated as a result of a reduction in accounts receivable. Net cash provided by (used in) financing activities during 1996, 1997 and 1998 was approximately $116.1 million, ($0.4) million and $0, respectively. The cash generated by financing activities in 1996 was primarily a result of the Company's public offerings of its common stock.

The Company made capital expenditures (including capitalized leases) totaling $5.3 million, $5.6 million and $0.8 million in 1996, 1997 and 1998, respectively. As of December 31, 1998, the Company had net working capital of $22.2 million, including cash and cash equivalents in the amount of $7.3 million, and did not have any material commitments for capital expenditures.

In August 1996, the Company obtained from First Union National Bank of North Carolina ("First Union") a credit facility totaling $100 million, consisting of a $50 million term loan and a $50 million revolving line of credit. The Company incurred a one-time facility fee of $520,000. The Company borrowed the entire $50 million term loan and approximately $36 million of the revolving line of credit in connection with the acquisition of LBA and repaid such borrowings with a portion of the net proceeds to the Company from a public offering of the Company's common stock. During 1997, the Company reduced the amount available under the revolving line of credit and currently maintains a $25 million (subject to certain borrowing limitations) revolving line of credit for general corporate purposes, including future acquisitions and working capital requirements. Borrowings are collateralized by substantially all of the Company's assets. The Company is required to pay a commitment fee on the average daily unused portion of the facility at a rate ranging from 0.25% to 0.37% per annum, depending on the Company's debt/cash flow ratio. Borrowings bear interest at varying rates based on an index tied to First Union's prime rate or LIBOR. The credit facility also contains financial covenants applicable to HCIA, including a debt/cash flow ratio and ratios of debt to capital. As of December 31, 1998, the Company was in compliance with all such financial covenants and had a maximum borrowing capacity of $6.9 million, and there were no borrowings outstanding under the facility. The credit facility reduces to $18.8 million in July 1999, $12.5 million in July 2000 and expires on July 31, 2001.

In May 1996, the Company completed the acquisition of Response for approximately $6.3 million in cash. In August 1996, the Company acquired LBA for a total purchase price of approximately $128.8 million, $100.1 million of which was paid in cash and $28.7 million of which was paid by the delivery of HCIA common stock. The Company utilized $86 million in borrowings under the First Union credit facility discussed above to fund the cash portion of the purchase price, which was subsequently repaid from the proceeds of a public offering of common stock. In December 1996, the Company acquired HealthChex from Equifax Inc. for $11.5 million in cash. Each of these acquisitions had been accounted for using the purchase method of accounting and, at the time of acquisition, were valued at their estimated fair market value.

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

The Company has substantially completed the evaluation of its own data processing systems and software products, and has begun remediation of a number of these systems and products. The Company has also substantially completed its evaluation of third-party software products used by the Company. The Company believes that as of December 31, 1998, it has completed the remediation of approximately 28% of its data processing systems, software products and third-party software, and that it will complete remediation of approximately 74% of these systems, products and software by March 31, 1999. It is the Company's goal, and the Company's Year 2000 work plans have been scheduled, to finish Year 2000 remediation certification of all of its data processing, software products and third-party software by no later than June 30, 1999.

The Company has not undertaken a substantial effort to certify the Year 2000 compliance on non-information technology systems, but intends to focus on these systems during 1999.

Through December 31, 1998, the Company has expended approximately $380,000 on Year 2000 remediation efforts, primarily as the result of allocation of personnel to evaluation, remediation and certification efforts, that it would not have otherwise expended but for the Year 2000 remediation process. The Company believes that it will expend an additional $410,000 on such Year 2000 remediation efforts through 1999.

The Company has not, to any material extent, scheduled the acceleration of the replacement of any systems or products as a result of the Year 2000 effort, but has instead been able to schedule such replacement or remediation as part of the planned updates and revisions to its systems and products.

In the event the Company does not properly remediate its data processing systems, it might be unable to accept data from its clients and others for processing. This would materially and adversely affect its ability to deliver its information products and provide its data management services. The failure of the Company to remediate its software products would also materially and adversely affect its ability to deliver its information products and data management services. In either case, this could place the Company in default of many of its agreements, and also threaten the Company's right to payment from many of its clients. The Company believes that the risks from the failure of third-party software and non-information technology systems to be Year 2000 compliant are less significant for the Company's ability to meet its client obligations, but could have an adverse impact on its ability to carry out functions such as financial reporting and accounts receivable and payable management.

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

The Company has not yet developed any contingency plans for systems or products that will not be Year 2000 compliant. It should be noted that because most of the Company's data processing and information product releases involve data which trails the calendar period by one to three months, the full effect of any failure of the Company's systems or products to be Year 2000 compliant would most likely not be experienced until the first quarter of 2000. The Company is currently reviewing the status of its remediation efforts as of December 31, 1998, and intends to develop contingency plans for any material systems or products which have not been certified as Year 2000 compliant as of that date.

NEW ACCOUNTING PROUNCEMENTS

In 1997, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information." In addition, the American Institute of Certified Public Accountants issued Statement of Position No. 97-2, "Software Revenue and Recognition" during 1997. The Company has adopted the provisions of these pronouncements in 1998.

FORWARD-LOOKING STATEMENTS

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-K contain forward-looking statements, including statements regarding the intent, belief or current expectations of the Company and its management. These statements are not guarantees of future performance and involve a number of risks and uncertainties which are difficult to predict. Therefore, actual outcomes and results could differ materially from those indicated by such forward-looking statements. HCIA undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise. Among the important factors that could cause actual results to differ materially from those indicated by such forward-looking statements are (i) variations in quarterly results, (ii) the assimilation of acquisitions, (iii) the management of the Company's growth and expansion, (iv) dependence on key personnel, (v) development by competitors of new or superior products or entry into the market of new competitors, (vi) dependence on major customers, (vii) dependence on intellectual property rights, (viii) integrity and reliability of the Company's data, (ix) volatility of the Company's stock price, (x) changes in the healthcare industry from both a regulatory and financial perspective, (xi) implementation of required changes to computer systems and software for the Year 2000, and (xii) other risks identified from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT AUDITORS

THE BOARD OF DIRECTORS
HCIA INC.:

We have audited the accompanying consolidated balance sheets of HCIA Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HCIA Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998 in conformity with generally accepted accounting principles.


                                                             KPMG LLP

Baltimore, Maryland
January 27, 1999

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
(in thousands, except per share data)

HCIA INC. AND SUBSIDIARIES

                                                                    1996        1997        1998
                                                                    ----        ----        ----
Revenue                                                           $ 61,177    $ 66,845    $ 62,954
Salaries, wages and benefits                                        28,040      30,682      32,699
Other operating expenses                                            15,887      20,300      22,793
Depreciation                                                         2,413       3,637       3,729
Amortization                                                         7,934      10,688       7,636
Write-off of acquired in-process research and development costs      6,558          --          --
Impairment loss on intangible assets and restructuring charges          --         371      27,777
                                                                  --------    --------    --------
  Operating income (loss)                                              345       1,167     (31,680)
Interest income                                                      1,110         447         374
Interest expense                                                       530         401         276
                                                                  --------    --------    --------
  Income (loss) from continuing operations before income taxes         925       1,213     (31,582)
Provision (benefit) for income taxes                                 3,322         802      (4,237)
                                                                  --------    --------    --------
  Income (loss) from continuing operations                          (2,397)        411     (27,345)
Loss from discontinued operations, net of tax                      (39,870)    (37,370)    (21,302)
                                                                  --------    --------    --------
  Net loss                                                        $(42,267)   $(36,959)   $(48,647)
                                                                  --------    --------    --------
Income (loss) per share from continuing operations:
  Basic income (loss) per share                                   $  (0.24)   $   0.04    $  (2.31)
  Basic shares used in per share calculation                        10,096      11,834      11,851
  Diluted income (loss) per share                                 $  (0.24)   $   0.03    $  (2.31)
  Diluted shares used in per share calculation                      10,096      12,127      11,851
Loss per share from discontinued operations:
  Basic loss per share                                            $  (3.95)   $  (3.16)   $  (1.80)
  Basic shares used in per share calculation                        10,096      11,834      11,851
  Diluted loss per share                                          $  (3.95)   $  (3.08)   $  (1.80)
  Diluted shares used in per share calculation                      10,096      12,127      11,851
Net loss per share:
  Basic net loss per share                                        $  (4.19)   $  (3.12)   $  (4.11)
  Diluted net loss per share                                      $  (4.19)   $  (3.05)   $  (4.11)

SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 1997 AND 1998
(in thousands)

HCIA INC. AND SUBSIDIARIES


                                                                  1997             1998
                                                                  ----             ----
ASSETS
Current assets:
  Cash and cash equivalents                                  $     5,580       $     7,343
  Trade accounts receivable, net of allowance for
     doubtful accounts of $1,560 in 1997 and $1,816 in 1998       31,524            23,677
  Prepaid expenses and other current assets                        3,451             2,619
                                                               ---------         ---------
            Total current assets                                  40,555            33,639
Furniture and equipment, net                                      11,706             8,325
Computer software costs, net                                      26,340            10,525
Other intangible assets, net                                      48,326            38,366
Net deferred tax asset                                            23,238            36,719
Net assets of discontinued operations                             27,550             1,363
Other                                                                120               556
                                                               ---------         ---------
            Total assets                                       $ 177,835        $  129,493
                                                               ---------         ---------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                            $    2,147       $     1,219
  Accrued salaries, benefits and other liabilities                 6,719             8,879
  Deferred revenue                                                 2,255             1,296
                                                               ---------         ---------
            Total current liabilities                             11,121            11,394
                                                               ---------         ---------
Stockholders' equity:
  Preferred stock -- $0.01 par value; 500,000 shares
    authorized; no shares issued and outstanding                      --                --
  Common stock -- $0.01 par value; 50,000,000 shares
    authorized; issued and outstanding 11,850,094 as of
    December 31, 1997 and 11,851,125 as of December 31, 1998         118               118
  Additional paid-in capital                                     250,892           250,904
  Accumulated deficit                                            (84,179)         (132,826)
  Accumulated other comprehensive loss                              (117)              (97)
                                                               ---------         ---------
            Total stockholders' equity                           166,714           118,099
                                                               ---------         ---------
 Total liabilities and stockholders' equity                    $ 177,835         $ 129,493
                                                               ---------         ---------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
(in thousands)

HCIA INC. AND SUBSIDIARIES

                                                                                       Accumulated
                                                              Additional                Other Comp-      Comp-           Total
                                       Preferred   Common      Paid-in    Accumulated   rehensive     rehensive      Stockholders'
                                         Stock      Stock      Capital       Deficit       Loss          Loss           Equity
                                         -----      -----      -------       -------       ----          ----           ------
BALANCE AT DECEMBER 31, 1995               $--    $     90    $ 102,882    $  (4,953)     $  25        $     --       $  98,044
Exercise of stock options                  $--          --          638           --         --              --             638
Tax benefits related to exercise
  of stock options                         $--          --        1,128           --         --              --           1,128
Sale of common stock to the public         $--          23      116,233           --         --              --         116,256
Issuance of stock in connection
  with an acquisition                      $--           5       28,710           --         --              --          28,715
Comprehensive loss
  Net loss                                 $--          --           --      (42,267)        --         (42,267)        (42,267)
  Other comprehensive loss:
  Foreign currency translation             $--          --           --           --         --             (67)            (67)
  Unrealized depreciation of
    short-term investments                 $--          --           --           --         --             (40)            (40)
                                                                                                       --------
  Other comprehensive loss                 $--          --           --           --       (107)           (107)             --
                                                                                                       --------
Comprehensive loss                         $--          --           --           --         --        $(42,374)             --
                                                                                                       --------


                                          -----    -------    ---------    ---------      -----                        --------
BALANCE AT DECEMBER 31, 1996               $--     $   118    $ 249,591    $ (47,220)     $ (82)                       $202,407
                                          -----    -------    ---------    ---------      -----                        --------
Exercise of stock options                  $--          --          613           --         --              --             613
Tax benefits related to exercise
  of stock options                         $--          --          688           --         --              --             688
Comprehensive loss:
  Net loss                                 $--          --           --      (36,959)        --         (36,959)        (36,959)
  Other comprehensive loss:
  Foreign currency translation             $--          --           --           --         --             (31)            (31)
  Unrealized depreciation of
    short-term investments                 $--          --           --           --         --              (4)             (4)
                                                                                                       --------
  Other comprehensive loss                 $--          --           --           --        (35)            (35)             --
                                                                                                       --------
Comprehensive loss                         $--          --           --           --         --        $(36,994)             --
                                                                                                       --------


                                          -----    -------    ---------    ---------      -----                        --------
BALANCE AT DECEMBER 31, 1997               $--     $   118    $ 250,892    $ (84,179)     $(117)                       $166,714
                                          -----    -------    ---------    ---------      -----                        --------
Exercise of stock options                  $--          --           12           --         --              --              12
Comprehensive loss:
  Net loss                                 $--          --           --      (48,647)        --         (48,647)        (48,647)
  Other comprehensive loss:
  Foreign currency translation             $--          --           --           --         --              20              20
                                                                                                       --------
  Other comprehensive loss                 $--          --           --           --         20              20              --
                                                                                                       --------
Comprehensive loss                         $--          --           --           --         --        $(48,627)             --
                                                                                                       --------
                                          -----    -------    ---------    ---------      -----                        --------
BALANCE AT DECEMBER 31, 1998               $--     $   118    $ 250,904    $(132,826)     $ (97)                       $118,099
                                          -----    -------    ---------    ---------      -----                        --------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998
(in thousands)

HCIA INC. AND SUBSIDIARIES




                                                                              1996            1997             1998
                                                                              ----            ----             ----
Cash flows from operating activities:
  Net loss                                                                 $ (42,267)      $ (36,959)      $ (48,647)
  Adjustments to reconcile net loss to net cash provided by operating activities:
      Depreciation and amortization                                           10,347          14,325          11,365
      Write-off of acquired in-process research and development costs          6,558            --              --
      Write-off of acquired in-process research and development costs
          of discontinued operations                                          41,507            --              --
      Impairment loss on intangible assets and restructuring charges            --               371          27,777
      Impairment loss on intangible assets and restructuring charges
         of discontinued operations                                             --            40,758          28,414
      Deferred tax provision (benefit)                                         5,606          (6,164)        (13,481)
      Changes in operating assets and liabilities:
         Trade accounts receivable                                            (9,295)         (3,981)          7,847
         Prepaid expenses and other current assets                            (1,615)            473             832
         Accounts payable                                                        348             658            (928)
         Accrued salaries, benefits, and other liabilities                     1,296            (795)           (554)
         Deferred revenue                                                        674              88            (959)
                                                                           ---------       ---------       ---------
            Net cash provided by operating activities                         13,159           8,774          11,666
                                                                           ---------       ---------       ---------
Cash flows from investing activities:
  Purchases of furniture and equipment                                        (5,252)         (5,600)           (785)
  Cost of acquisitions, net of cash acquired                                (118,050)           (104)           --
  Computer software costs purchased or capitalized                           (11,946)        (12,681)         (5,126)
  Other intangible assets purchased or capitalized                            (1,590)         (1,158)         (1,350)
  Purchases of short-term investments                                        (59,640)           --              --
  Proceeds from disposals of short-term investments                           82,370             506            --
  Investment in net assets of discontinued operations                         (4,864)          2,986          (2,227)
  Other                                                                          (67)              3            (447)
                                                                           ---------       ---------       ---------
            Net cash used in investing activities                           (119,039)        (16,048)         (9,935)
                                                                           ---------       ---------       ---------
Cash flows from financing activities:
  Proceeds from exercise of stock options                                        638             613              12
  Income tax benefits related to stock options                                 1,128             688            --
  Proceeds from public offerings                                             116,256            --              --
  Acquisition related borrowings                                              86,000            --              --
  Repayment of acquisition related borrowings                                (86,000)           --              --
  Fees paid to establish credit facilities                                      (520)           --              --
  Repayments of notes payable                                                 (1,246)         (1,718)           --
  Principal payments on capital leases                                          (197)           --              --
                                                                           ---------       ---------       ---------
            Net cash provided by (used in) financing activities              116,059            (417)             12
                                                                           ---------       ---------       ---------
Impact of currency fluctuations on cash and cash equivalents                     (67)            (31)             20
                                                                           ---------       ---------       ---------
Increase (decrease) in cash and cash equivalents                              10,112          (7,722)          1,763
Cash and cash equivalents-- beginning of year                                  3,190          13,302           5,580
                                                                           ---------       ---------       ---------
Cash and cash equivalents-- end of year                                    $  13,302       $   5,580       $   7,343
                                                                           ---------       ---------       ---------
Supplemental cash flow information
           -- cash paid during the year for interest                       $     461       $     367       $     137
                                                                           ---------       ---------       ---------
           -- cash paid during the year for income taxes                   $     790       $     415       $      96
                                                                           ---------       ---------       ---------


SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 1996, 1997 AND 1998

HCIA INC. AND SUBSIDIARIES

(1)  BACKGROUND AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) DESCRIPTION OF BUSINESS
HCIA Inc. ("HCIA" or the "Company") collects, manages and distributes comparative health care information. Its customers deliver, purchase and manufacture health care products and services. By combining industry leading databases, methodologies and analytic services, HCIA creates information assets that help customers manage health care costs and improve patient care.

(B) PRINCIPLES OF CONSOLIDATION
The accompanying financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated in consolidation.

(C) CASH AND CASH EQUIVALENTS
Cash equivalents consist of highly liquid securities with original maturities of three months or less at the date acquired by the Company.

(D) FURNITURE AND EQUIPMENT
Furniture and equipment are stated at cost. Included in furniture and equipment are computer hardware, furniture and fixtures and leasehold improvements. These costs are being depreciated on the straight-line method over their estimated useful lives of three to five years.

(E) COMPUTER SOFTWARE COSTS
Computer software costs include the cost of internally developed software and the fair market value assigned to computer software obtained in purchase transactions. Costs for internally developed software are capitalized in accordance with Statement of Financial Accountings Standards (SFAS) No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed". These costs relate primarily to the building of production systems and extending existing applications to new markets or platforms using existing technologies and programming methods. The Company capitalizes only those costs incurred after a detailed program design or, in the absence of such, a working prototype has been developed. The Company generally develops its applications in connection with customer contracts and includes the related costs as a component of operating expenses in the period incurred. The Company capitalized or purchased a total of $11,900,000, $12,700,000 and $5,100,000 of computer software costs in 1996, 1997 and 1998, respectively, including $558,000 in 1996 related to business acquisitions.

Capitalized costs are amortized, beginning with market availability, over the economic useful life of the product. Typically, this life is five years. The annual amortization expense is the greater of the amount computed using (a) the ratio that current gross revenues for a product bears to the total of current and anticipated future gross revenues for that product or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported. Amortization expense for computer software was $3,816,000, $6,041,000 and $3,731,000 during 1996, 1997 and 1998, respectively.
Accumulated amortization for computer software was $16,530,000 and $3,680,000 at December 31, 1997 and 1998, respectively.

The Company evaluates, on a quarterly basis, the recoverability of capitalized software costs on the basis of whether such costs are fully recoverable from projected undiscounted cash flows of individual system and product lines. In connection with the evaluation performed as of March 31, 1998, the Company recorded a charge to reduce the carrying value of certain software. (See Note 5.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(F) REVENUE RECOGNITION
Revenue from license fees for access to the Company's databases is recognized when access to the database is made available to the customer. Revenue from custom system or database development and implementation contracts is recognized on a percentage of completion basis using cost-to-cost method. This method of accounting has resulted in unbilled accounts receivable of $3,424,000 and $1,752,000 at December 31, 1997 and 1998, respectively. On a quarterly basis, the Company assesses whether the current estimate of total contract costs for each of these contacts indicates a loss is expected and accrues any such losses on the entire contract in that quarter. Where the Company has contracted to provide both access to a Company database and development of a custom database, the contract value is segmented into its discrete elements according to their relative values, and revenue is recognized separately on each element in accordance with the above.

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

(G) FOREIGN CURRENCY TRANSLATION
The assets and liabilities of the Company's foreign operations are translated at year-end exchange rates, while revenue and expenses are translated at the average rate prevailing during the period. Accordingly, translation adjustments that arise due to fluctuations in exchange rates are excluded from operations and are reported as a separate component of stockholders' equity.

(H) INCOME TAXES
The Company uses the asset and liability method required by SFAS No. 109, "Accounting for Income Taxes," to account for deferred income taxes. Under this method, deferred income taxes are recognized for temporary differences between the financial reporting bases of assets and liabilities and their respective tax bases and for operating loss and tax credit carryforwards based on enacted rates expected to be in effect when such amounts are realized or settled. The effects of changes in tax laws or rates on deferred tax assets and liabilities are recognized in the period that includes the enactment date.

(I) EARNINGS PER SHARE
SFAS No. 128, "Earnings Per Share," requires dual presentation of the basic and diluted EPS on the face of the income statement for all entities with complex capital structures and a reconciliation of the numerators and denominators used in the basic and diluted EPS claculations. Basic EPS is calculated by dividing net earnings (loss) by weighted average number of shares for the applicable period. Diluted EPS is calculated after adjusting the numerator and denominator of the basic EPS calculation for the effect of all potential dilutive common shares outstanding during the period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the calculation of earnings per share of common stock:


                                                                    Years Ended December 31,
                                                             (in thousands, except per share data)

                                           1996                               1997                               1998
                               Income       Shares   Per Share    Income       Shares   Per Share    Income       Shares   Per Share
                             (Numerator) (Denominator) Amount   (Numerator) (Denominator) Amount   (Numerator) (Denominator) Amount
                              -------------------------------    -------------------------------     ------------------------------
Basic EPS                     $(42,267)    10,096     $(4.19)    $(36,959)    11,834     $(3.12)     $(48,647)    11,851    $(4.11)

Incremental shares from
assumed increase of dilutive
options and warrants                           --                               293                                   --
                              -------------------------------    -------------------------------     ------------------------------
Diluted EPS                   $(42,267)    10,096      $(4.19)   $(36,959)    12,127     $(3.05)     $(48,647)     11,851    $(4.11)
                              -------------------------------    -------------------------------     ------------------------------


(J) ACCOUNTING FOR STOCK OPTIONS
The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB No. 25") in accounting for its stock options. Additional information required by SFAS No. 123, "Accounting for Stock-Based Compensation," is discussed in Note 12.

(K) USE OF ESTIMATES
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)  ACQUISITIONS

Certain information regarding the Company's major acquisitions in the periods covered by these financial statements is summarized below:

                                       RESPONSE                             LBA                     HEALTHCHEX
                                ----------------------          ------------------------    -------------------------
                                               LIFE OF                           LIFE OF                     LIFE OF
                                                ASSET                             ASSET                       ASSET
                                               -------                           -------                     -------
Purchase price                  $6,261,000                      $128,829,000                 $11,503,000
Assets acquired
  Current assets                $1,274,000                      $  4,681,000                 $   508,000
  Furniture & equipment         $  293,000     3-5 years        $  1,533,000    3-5 years    $   590,000    3-5 years
  Deferred tax asset            $  221,000                      $ 18,534,000                 $   835,000
  Software                      $  255,000       5 years                  --                          --
  Customer base                 $  393,000      12 years        $  5,135,000     10 years    $   599,000     10 years
  Methodologies                         --                      $ 12,843,000      6 years    $ 1,628,000      5 years
  Assembled workforce           $  133,000      12 years        $  4,080,000     10 years    $   715,000     10 years
  Goodwill                      $  304,000      15 years        $ 43,859,000     20 years    $ 5,107,000     20 years
In-process research
    & development               $4,309,000                      $ 41,507,000                 $ 2,249,000
Liabilities assumed             $  921,000                      $  3,343,000                 $   728,000


On May 15, 1996, the Company acquired all of the outstanding stock of Response Healthcare Information Management, Inc. ("Response") for $6,261,000 in cash. Response developed and marketed information products that capture and analyze patient-centered data relating to disease-specific outcomes measurement and member/patient satisfaction.

On August 9, 1996, the Company acquired all of the capital stock of LBA Holdings, Inc. (formerly HealthVision, Inc.) and its operating subsidiary LBA Health Care Management, Inc. ("LBA"). The purchase price including acquisition expenses was $128,829,000, of which $100,114,000 was paid in cash and $28,715,000 was paid through the delivery of 492,961 shares of the Company's common stock. LBA developed and marketed information products that analyze and benchmark detailed clinical and productivity outcomes. The cash portion of the purchase price was funded primarily through a credit facility obtained from First Union National Bank of North Carolina ("First Union") consisting of a $50,000,000 term loan and a $36,000,000 draw on a $50,000,000 revolving line of credit (see Note 11). These loans were repaid with a portion of the proceeds from the Company's August 1996 public offering. During 1997 and 1998, as a result of the Company's evaluation of the carrying values of the intangible assets acquired in connection with the acquisition of LBA relative to the expected future cash flows of the underlying business, the Company recorded impairment loss on intangible assets and related restructuring charges totaling $37.6 and $28.4 million, respectively. During the quarter ended December 31, 1998, the Company adopted a plan to dispose of the assets and business activities acquired in connection with the LBA acquisition (see Note 3) and, accordingly, the net assets and results of operations of the business, including the charges discussed above, are classified as discontinued operations in the accompanying financial statements.

On December 2, 1996, the Company purchased all of the capital stock of HealthChex, Inc. ("HealthChex") for $11,503,000 in cash. The parties made an election under Internal Revenue Code Sec. 338(h)(10) to treat this acquisition as an asset purchase for tax purposes. HealthChex provided physician profiling and medical claims review systems to health care providers and payors.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The values and lives of the intangible assets and in-process research and development costs obtained in the acquisitions were determined by an independent appraiser. The lives and values of the intangible assets were based on, among other things, employee retention rate, customer retention rates and the historical rates of change in the products and markets. The current fair value of in-process research and development costs was determined based on the risk-adjusted cash flows (at discount rates of 19% to 22%) of specifically identified technologies for which technological feasibility had not yet been established pursuant to SFAS No. 86 and for which future alternative uses did not exist. Consideration of technological feasibility for purposes of these calculations was given on a basis consistent with that normally utilized by the Company (see Note 1e). Non-recurring charges to write off these costs were recorded on the date of each acquisition.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3)  DISCONTINUED OPERATIONS

During the fourth quarter of 1998, the Company adopted a plan to dispose of its Implementation Unit. This Unit was formed at the time of the LBA acquisition to carry on the operations of LBA. The Company is currently seeking a buyer for its Implementation Unit and has engaged investment bankers to facilitate the sale process. The Company expects the Unit to be sold during the year ending December 31, 1999.

Based on the adoption of the plan for the sale of the Implementation Unit, the assets and results of operations of the Unit are included as discontinued operations in the accompanying financial statements.

Summary operating results of the discontinued operations are as follows:

                                                                                  YEARS ENDED
                                             PERIOD FROM AUGUST 15, 1996          DECEMBER 31,
                                                THROUGH DECEMBER 31,        ------------------------
                                                       1996                 1997                1998
                                                       ----                 ----                ----
Revenue                                            $ 12,343,000        $ 16,060,000         $  8,827,000
Expenses                                              8,142,000          19,525,000           10,829,000
Impairment loss on intangible assets                         --          37,650,000           25,474,000
Restructuring charges                                        --           3,108,000            2,940,000
Write-off of acquired in-process research
   and development                                   41,507,000                  --                   --
                                                   ------------        ------------         ------------
Loss before taxes                                   (37,306,000)        (44,223,000)         (30,416,000)
Income tax expense (benefit)                          2,564,000          (6,853,000)          (9,114,000)
                                                   ------------        ------------         ------------
Net loss                                           $(39,870,000)       $(37,370,000)        $(21,302,000)
                                                   ------------        ------------         ------------

The write-off of acquired in-process research and development costs included in the results for 1996 represents the estimated fair value of in-process research and development costs at the acquisition date of LBA and was determined by an independent appraiser based on the risk-adjusted cash flows of specially identified technologies for which technological feasibility had not yet been established pursuant to SFAS No. 86 and for which future alternatives did not exist. Consideration of technological feasibility for the purpose of this calculation was done on a basis consistent with that normally utilized by the Company (see Note 1e).

The impairment loss on intangible assets and restructuring charges related to the Implementation Unit included in the above results for 1997 and 1998 were the result of the Company's evaluation of the carrying value and economic lives of its intangible assets relative to the net present value of expected future cash flows of the underlying business and the determination that the carrying values were not realizable. In connection with this determination, the Company also recorded restructuring charges relating primarily to the cost of employee severance and facility reductions.

At December 31, 1998, net assets of the discontinued operations of approximately $1.4 million consisted of $3.0 million of assets, including accounts receivable, fixed assets and other assets, and $1.6 million of current liabilities including restructuring accruals and accrued salaries and benefits. At December 31, 1997, net assets of discontinued operations of approximately $27.5 million consisted of $28.3 million of assets including accounts receivable, fixed assets, other assets and intangibles, and $0.8 million of current liabilities including accrued salaries and benefits.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)  FURNITURE AND EQUIPMENT

Furniture and equipment consist of the following at December 31:


                                             1997          1998
                                             ----          ----
Computer equipment                      $ 16,386,000  $ 16,639,000
Office furniture and equipment             3,289,000     2,570,000
Other                                        836,000       908,000
                                        ------------  ------------
                                        $ 20,511,000  $ 20,117,000
Less accumulated depreciation             (8,805,000)  (11,792,000)
                                        ------------  ------------
                                        $ 11,706,000  $  8,325,000
                                        ============  ============

(5)  OTHER INTANGIBLE ASSETS

Other intangible assets at December 31, 1998 consist of the following:

                                              CAPITALIZED     ACCUMULATED         CARRYING      WEIGHTED
                                                 COST         AMORTIZATION          VALUE     AVERAGE LIFE
                                                 ----         ------------          -----     ------------
Databases                                    $ 1,802,000      $   128,000        $1,674,000          5
CPHA license and prepaid royalties            14,030,000        5,537,000         8,493,000         17
Goodwill                                      32,170,000        7,175,000        24,995,000         17
Customer bases                                 1,017,000          156,000           861,000         10
Methodologies                                  1,628,000          678,000           950,000          5
Assembled workforce                            1,817,000          424,000         1,393,000         11
                                               ---------          -------         ---------
                                             $52,464,000      $14,098,000       $38,366,000
                                             ===========      ===========       ===========


Other intangible assets at December 31, 1997 consist of the following:

                                              CAPITALIZED     ACCUMULATED         CARRYING      WEIGHTED
                                                 COST         AMORTIZATION          VALUE     AVERAGE LIFE
                                                 ----         ------------          -----     ------------
Databases                                    $  8,340,000     $  5,457,000        $ 2,883,000         5
CPHA license and prepaid royalties             14,031,000        4,711,000          9,320,000        17
Goodwill                                       35,871,000        6,012,000         29,859,000        17
Customer bases                                  1,587,000          197,000          1,390,000        11
Methodologies                                   1,628,000          311,000          1,317,000         5
Assembled workforce                             1,950,000          254,000          1,696,000        11
Other                                           2,289,000          428,000          1,861,000        13
                                                ---------          -------          ---------
                                             $ 65,696,000     $ 17,370,000        $48,326,000
                                             ============     ============        ===========

Databases consist of the fair market value of various acquired databases, the cost of acquiring data and internal development costs (direct labor and related overhead) incurred in standardizing data for use in internally developed databases. These assets are being amortized on a straight-line basis over their estimated useful lives of five years. Amortization expense for databases was approximately $1,067,000, $679,000 and $255,000 during 1996, 1997 and 1998, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company holds an exclusive license to access and sell the databases and certain other assets of the Commission on Professional and Hospital Activities ("CPHA"). This license was recorded at its estimated fair value of $8,073,000 at the date of acquisition and is being amortized on a straight-line basis over 17 years. The amortization period was determined to be the estimated economic life cycle of the licensed properties, as corroborated by an independent appraisal, and reflected the remainder of the existing term of the license at the date of acquisition plus one renewal term provided under the terms of the agreement. Under the terms of the license, the Company paid royalties to CPHA based on revenues earned utilizing the licensed assets. Subsequent to the acquisition, the Company and CHPA entered into a new license agreement. Under the terms of the new agreement, the Company paid $5,958,000 to CPHA in lieu of future royalty obligations. The payment is recorded as prepaid CPHA royalties and is being amortized on a straight-line basis over 17 years, consistent with the estimated economic life of the licensed properties.

Goodwill represents the excess of the purchase price over the fair value of net assets acquired. Goodwill is being amortized on a straight-line basis over 10 to 20 years. Such amortization periods are estimated based on the nature of the products and markets of the acquired companies and the historical rates of changes in these products and market areas.

Customer bases, methodologies and assembled workforces were obtained through various acquisitions. The values and lives of these assets were determined by an independent appraiser based on factors such as going concern value, employee turnover and historical customer retention rates.

Periodically the Company evaluates the carrying values of its intangible assets relative to the net present value of expected future cash flows of the underlying business with which they are associated. At March 31, 1998, this evaluation indicated that the carrying value of certain of the Company's intangible assets were not fully realizable. Accordingly the Company recorded an impairment loss on intangible assets of approximately $50.0 million in the quarter ended March 31, 1998, of which approximately $25.5 million related to discontinued operations and $24.5 million related to continuing operations.

The following table summarizes the impairment loss on intangible assets:


                              PRE-CHARGE                        POST-CHARGE
   ASSET                    NET BOOK VALUE     WRITE DOWN      NET BOOK VALUE
   -----                    --------------     ----------      --------------
Databases                    $ 2,871,000       $ 1,649,000      $ 1,222,000
CPHA License                   9,113,000                --        9,113,000
Goodwill                      46,326,000        20,644,000       25,682,000
Customer Bases                 2,987,000         2,028,000          959,000
Methodologies                  3,549,000         2,355,000        1,194,000
Assembled Workforce            3,266,000         1,751,000        1,515,000
Tradename                      1,029,000         1,029,000               --
Software                      28,106,000        20,567,000        7,539,000
                              ----------        ----------        ---------
                             $97,247,000       $50,023,000      $47,224,000
                             ===========       ===========      ===========

The Company also recorded a restructuring charge of approximately $800,000 during the quarter ended March 31, 1998, representing the cost of employee severence and facilities reductions. As of December 31, 1998, approximately $775,000 of the accruals had been used.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)  SEGMENT INFORMATION

Effective December 31, 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which requires that the Company report information about its operating segments. The Company's three operating segments, Content, Managed Care and HCIA Europe, each have separate management teams and offer different products and services.

The Content Unit builds, manages and maintains comparative databases. The Managed Care Unit helps pharmaceutical companies, employers, managed care organizations and indemnity insurers better manage the overall health status and costs of a covered population by providing medical resource usage and outcomes information. HCIA Europe provides clinical, financial, and operational efficiency analyses to hospitals and health care purchasers outside of the United States.

The accounting policies of the operating segments are the same as those described in Note 1. The Company evaluates the performance of its operating segments based on contribution margin. Contribution margin includes direct payroll costs and other direct costs, but does not include any corporate allocations of overhead costs, nonrecurring items, interest income, interest expense, amortization or depreciation. The Company tracks accounts receivable by business segment but does not track any other assets or liabilities by segment other than HCIA Europe, which had total net assets, including accounts receivable, of $4,765,000 and $4,883,000 as of December 31,1998 and 1997,
respectively.

Summarized financial information regarding the Company's operating segments is shown in the following table. The "Corporate Costs" column includes corporate related items, results of insignificant operations and income and expense not allocated to operating segments.


                                     CONTENT       MANAGED CARE     HCIA EUROPE   CORPORATE COSTS     CONSOLIDATED
                                     -------       ------------     -----------   ---------------     ------------
1998 Revenues                      $39,855,000      $16,838,000      $6,261,000              --        $62,954,000
Contribution margin (loss)          18,391,000        5,470,000       1,769,000     (29,533,000)        (3,903,000)
Accounts receivable                 16,875,000        5,300,000       1,502,000              --         23,677,000

1997 Revenues                       45,634,000       15,355,000       5,856,000              --         66,845,000
Contribution margin (loss)          25,727,000        6,624,000         872,000     (31,685,000)         1,538,000
Accounts receivable                 23,425,000        6,148,000       1,951,000              --         31,524,000

1996 Revenues                       40,642,000       15,921,000       4,614,000              --         61,177,000
Contribution margin (loss)          23,144,000        9,620,000         397,000     (26,258,000)         6,903,000
Accounts receivable                 19,492,000        6,040,000       1,795,000              --         27,327,000


(7)  ACCRUED SALARIES, BENEFITS AND OTHER LIABILITIES

Accrued salaries, benefits and other liabilities consist of the following at December 31:


                                  1997           1998
                                  ----           ----
Accrued salaries             $ 1,883,000     $ 1,887,000
Accrued benefits                 340,000         580,000
Accrued vacation                 707,000         646,000
Restructuring accruals                --       2,197,000
Other                          3,789,000       3,569,000
                               ---------       ---------
                             $ 6,719,000     $ 8,879,000
                             ===========     ===========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8)  SAVINGS INCENTIVE PLAN

The Company maintains the HCIA Inc. Savings Incentive Plan, a profit sharing plan qualified under Section 401(a) of the Internal Revenue Code. All employees of the Company who have completed one year of service are eligible to participate in the Plan. Subject to certain limitations on individual contributions and allocations and Company deductions, the Plan allows participants to defer up to 15% of their pay on a pre-tax basis and up to 7% of their pay on an after-tax basis. The Company also makes matching contributions equal to 50% of the amount a participant defers up to 6% of the participant's pay. The Plan also provides for discretionary contributions by the Company. All participants are fully vested in all of their accounts in the Plan. The Company's contributions to the Plan during 1996, 1997 and 1998 were approximately $397,000, $505,000 and $519,000, respectively.

(9)  LEASES

The Company leases office space and certain equipment under operating leases. Rent expense for these leases was $3,563,000, $4,907,000 and $4,947,000 net of rental income of $412,000, $609,000 and $254,000 during 1996, 1997 and 1998, respectively. The minimum rental commitments under noncancelable operating leases as of December 31, 1998, are as follows:

Year Ending December 31:
  1999                                              $  5,080,000
  2000                                                 3,636,000
  2001                                                 2,893,000
  2002                                                 2,028,000
  2003                                                   119,000
  Thereafter                                                  --
     Gross minimum payments required                 $13,756,000
                                                     -----------
  Sublease Income                                        (71,000)
     Net minimum payments required                   $13,685,000
                                                     ===========
(10)  INCOME TAXES

The income tax expense (benefit) relating to the continuing operations of the Company consists of the following:

                                                               1996          1997             1998
                                                               ----          ----             ----
Federal and state:
  Current                                                 $   332,000      $ 262,000      $    158,000
  Deferred                                                  2,990,000        540,000        (4,395,000)
                                                            ---------        -------        ----------
     Total income tax expense (benefit)                   $ 3,322,000      $ 802,000      $ (4,237,000)
                                                          ===========      =========      ============

The tax provisions in the accompanying financial statements differ from prevailing federal corporate rates. A reconciliation of this difference is as follows:

                                                      1996                  1997                    1998
                                               AMOUNT         %       AMOUNT       %          AMOUNT       %
                                               ------------------    -----------------     -------------------
Computed expected tax expense
  (benefit) at statutory rate$                 315,000      34.0%    $412,000     34.0%   $(10,738,000) (34.0)%
Goodwill amortization                          333,000      36.0      337,000     27.8         331,000    1.0
Tax-exempt interest                           (216,000)    (23.4)          --       --              --     --
State tax, net of federal benefit               56,000       6.1       73,000      6.0      (1,774,000)  (5.6)

Acquired in-process research and development 2,623,000     283.6           --       --              --     --
Impairment loss on intangible assets                --        --           --       --         104,000    0.3
Valuation allowance                                 --        --           --       --       8,400,000   26.6
Other, net                                     211,000      22.8      (20,000)    (1.7)       (560,000)  (1.7)
                                               -------      ----      -------     ----        --------   ----
Provision (benefit) for income taxes        $3,322,000     359.1%   $ 802,000     66.1%    $(4,237,000) (13.4)%
                                            ==========     =====    =========     ====     ===========  =====

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The tax effects of temporary differences that give rise to significant portions of the deferred tax liabilities and deferred tax assets at December 31, 1997 and 1998, are presented below:

                                                               1997            1998
                                                               ----            ----
Deferred tax assets:
  Operating accruals                                       $ 2,205,000     $ 3,031,000
  Basis differences in software and intangibles              4,439,000      18,545,000
  Net operating loss carryforwards                          17,752,000      25,044,000
                                                            ----------      ----------
  Gross deferred tax assets                                 24,396,000      46,620,000
  Valuation allowance                                               --       8,400,000
                                                            ----------      ----------
  Net deferred tax assets                                  $24,396,000     $38,220,000
                                                            ----------      ----------
Deferred tax liabilities:
  Bonus accrual                                                209,000       1,185,000
  Fixed assets                                                 949,000         316,000
                                                            ----------      ----------
Total deferred tax liabilities                               1,158,000       1,501,000
                                                            ----------      ----------
Total                                                      $23,238,000     $36,719,000
                                                           ===========     ===========

The Company has net operating loss carryforwards of $73,500,000 at December 31, 1998, which expire between 2003 and 2018. The utilization of certain of these carryforwards is subject to certain limitations under U.S. federal income tax laws. Realization of these carryforwards is dependent on the Company generating sufficient taxable income prior to their expiration.

The Company periodically evaluates the realizability of its tax assets based on, among other things, the Company's projected future taxable income. During 1998, in connection with the evaluation process, the Company recorded a valuation allowance of $8.4 million to reduce the carrying value of the net tax asset to a level that management believes is more likely than not realizable through future taxable income. The net deferred tax asset could be further reduced in the future by an additional valuation allowance if management's estimate of future taxable income is significantly reduced.

(11)  CREDIT AGREEMENT

In August 1996, the Company obtained a credit facility from First Union totaling $100,000,000, consisting of a $50,000,000 term loan and a $50,000,000 revolving line of credit. The Company incurred a one-time facility fee and related expenses of $520,000 which is being amortized over the five year term of the line of credit. The Company borrowed the entire $50,000,000 term loan and approximately $36,000,000 of the line of credit in connection with the LBA acquisition (see Note 2). These borrowings were repaid in August 1996 with a portion of the proceeds from the Company's August 1996 public offering of its common stock. During 1997, the Company reduced the amount available under the revolving line of credit and currently maintains a $25,000,000 line of credit (subject to borrowing limitations). The Company has made no additional borrowings against the credit facility during 1997 or 1998.

The line of credit bears interest at rates ranging from First Union's prime rate to prime plus 0.5% or LIBOR plus 0.75% to LIBOR plus 1.75%, depending on the Company's debt to cash flow ratio. The Company pays a commitment fee on the unused portion of the line of credit at rates ranging from 0.25% to 0.375%, depending on the Company's debt to cash flow ratio. The line of credit is subject to financial covenants including debt to cash flow and debt to capital ratios. As of December 31, 1998, the Company was in compliance with all such covenants and had a maximum borrowing capacity of $6.9 million, and there were no borrowings outstanding under the facility. The credit facility reduces to $18.8 million in July 1999, $12.5 million in July 2000 and expires on July 31, 2001.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12)  STOCKHOLDERS' EQUITY

(A) CAPITAL AMENDMENT
Effective August 12, 1996, the Company filed an amendment to its articles of incorporation increasing the authorized number of shares of common stock to 50,000,000.

(B) COMMON AND PREFERRED STOCK
The preferred stock may be issued from time to time by the board of directors as shares of one or more series. The description of the shares of each series of preferred stock is established by the Board of Directors prior to the issuance of the series of shares.

In May 1996, approximately 4.2 million shares of the Company's common stock were sold by an investor in a public offering. In connection with the offering the Company sold 261,591 shares of newly issued common stock at $51.00 per share.

In August 1996, the Company sold approximately 2.0 million shares of newly issued common stock at $54.125 in a public offering. In connection with this offering, 216,696 shares were sold by certain stockholders. The Company did not receive any of the proceeds from the sale of shares by the selling stockholders.

(C) OPTIONS
At December 31, 1996, 1997 and 1998, the Company had outstanding stock options as follows:


                                          1996            1997            1998
                                          ----            ----            ----
Stock options outstanding pursuant to:
HCIA Stock Option Plan                    956,266       1,399,952      1,427,281
Directors' Option Plan                     57,000          87,000        117,000
Other options                             451,111         388,425        386,703
                                          -------         -------        -------
Total stock options outstanding         1,464,377       1,875,377      1,930,984
                                        =========       =========      =========

The HCIA Stock Option Plan provides that up to 2,350,000 options may be issued to employees of the Company. Options granted to date under this plan either vest over a period of three or four years and expire over a period of five to ten years from the date of grant or vest based upon the Company's stock price reaching certain levels (but in no event later than seven years from the date of grant) and expire after eight years from the date of grant. The Directors' Option Plan provides that up to 200,000 options may be issued to outside directors of the Company. Options granted to date under this plan vest over periods of one to two years. The Company has also issued non-plan options which generally vest over periods of two or three years and expire six to ten years from the date of grant. All stock options issued by the Company have been granted with exercise prices equal to or greater than the estimated fair market value of the common stock on the date of grant. Stock option transactions are summarized as follows:


                                             1996                      1997                    1998
                                       --------------------    --------------------   ----------------------
                                                   WEIGHTED                WEIGHTED                 WEIGHTED
                                                   AVERAGE                 AVERAGE                   AVERAGE
                                                   EXERCISE               EXERCISE                  EXERCISE
                                        SHARES      PRICE        SHARES     PRICE       SHARES        PRICE
                                        ------      -----        ------     -----       ------        -----
Outstanding at beginning of year        700,233     $13.80     1,464,377    $25.89     1,875,377      $24.61
Granted                               1,524,000     $45.61       891,500    $23.87     1,013,222      $ 7.55
Exercised                               (62,605)    $ 9.27       (65,907)   $ 8.50          (167)     $10.50
Canceled                               (697,251)    $58.35      (414,593)   $30.10      (957,448)     $32.67
                                       --------                 --------                --------
Outstanding at end of year            1,464,377     $25.89     1,875,377    $24.61     1,930,984      $11.66
                                       --------                 --------                --------
Options exercisable at end of year      345,215     $13.13       640,905    $20.00       639,345      $15.50
                                       --------                 --------                --------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following summarizes information about stock options outstanding as of December 31, 1998:

                                    OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                       ------------------------------------------    ---------------------------------
                         NUMBER         WEIGHTED AVG.    WEIGHTED         NUMBER          WEIGHTED
     RANGE OF          OUTSTANDING       REMAINING       AVERAGE        EXERCISABLE        AVERAGE
  EXERCISE PRICES      AT 12/31/98   CONTRACTUAL LIFE    EXERCISE    PRICE AT 12/31/98  EXERCISE PRICE
  ---------------      -----------   ----------------    --------    -----------------  --------------
     $6 to $9           875,187               8.6          $ 6.11          92,098           $ 6.01
    $10 to $14          424,672               3.7           12.31         345,872            12.56
    $15 to $24          590,875               7.2           16.50         161,125            17.51
    $25 to $40            5,750               7.2           28.08           5,750            28.08
    $41 to $60           34,500               7.5           58.70          34,500            58.70
                         ------               ---           -----          ------            -----
                      1,930,984               7.1          $11.66         639,345           $15.50
                      =========               ===          ======         =======           ======

The Company applies APB No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation expense has been recognized in connection with its stock options. Had compensation expense for the Company's stock options been determined consistent with SFAS No. 123, the Company's net loss and basic loss per share would have been equal to the pro forma amounts indicated below:


                                       1996         1997         1998
                                       ----         ----         ----
Net loss              As reported    $(42,267)    $(36,959)    $(48,647)
                        Pro forma    $(43,795)    $(40,781)    $(52,489)
Net loss per share    As reported    $  (4.19)    $  (3.12)    $  (4.11)
                        Pro forma    $  (4.34)    $  (3.45)    $  (4.43)

The fair value of the options for purposes of the above pro forma disclosure was calculated using the Black-Scholes option pricing model and the following assumptions: a risk-free interest rate of 6.58% in 1996, 5.80% in 1997, and 4.70% in 1998; a weighted average expected life of six to seven years; no dividend payments; and a volatility of 31.29% in 1997, based on the annualized 10 year industry average, and 67.22% and 111.51% for 1997 and 1998, respectively, based on the historical volatility of the Company's stock price. The effects of applying SFAS No. 123 in calculating the pro forma net income and earnings per share for 1996, 1997 and 1998 may not be representative of the effects on such pro forma information for future years.

(13)  DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                       None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

The information required by this Item is contained in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders under the headings "Election of Directors" and in Item 4A of this Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION.

The information required by this Item is contained in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders under the heading "Executive Compensation and Other Information."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The information required by this Item is contained in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders under the heading "Security Ownership of Management and Certain Beneficial Owners."

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The information required by this Item is contained in the Company's Proxy Statement for the 1999 Annual Meeting of Stockholders under the heading "Certain Transactions."

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

         (c)      Exhibits:

         (d)      Schedules to Financial Statement

                    Independent Auditors' Report
                    Financial Statement Schedule II

Exhibit
Number                             Description
------                             -----------
  3.1    ***    Articles of Incorporation of the Registrant, as amended to date.
  3.2    *****  Bylaws of the Registrant, as amended to date.
 10.1    *      Employment Agreement dated as of January 1, 1995 by and between the Registrant and George D. Pillari.
 10.1.1  ****   First Amendment to Employment Agreement.
 10.2           HCIA Inc. 1994 Stock and Incentive Plan, as amended to date.
 10.3    **     Agreement dated December 4, 1992 by and among Healthcare
                Knowledge Resources, Inc., the Registrant and the Commission on
                Professional and Hospital Activities.
 10.4    ****   HCIA Inc. 1995 Non-Employee Directors Stock Option Plan, as
                amended to date.
 10.5    **     Tax Sharing Agreement by and among AMBAC Inc., AMBAC Indemnity
                Corporation, American Municipal Bond Holding Company and the
                Registrant dated July 18, 1991.
 10.6    ***    Form of Management Retention Agreement.
 10.7    *      Registration Rights Agreement, dated August 10, 1995, by and among the Registrant, George D. Pillari, AMBAC Inc. and
                AMBAC Indemnity Corporation.
 10.8    ***    Registration Rights Agreement, dated August 9, 1996, by and among the Registrant and certain stockholders.
 10.9    ***    Credit Agreement between First Union National Bank of North
                Carolina and the Registrant.
 10.9.1  *****  First Amendment to Credit Agreement.
 10.9.2  *****  Second Amendment to Credit Agreement.
 10.9.3  *****  Third Amendment to Credit Agreement.
 11.1           Statement regarding Computation of Per Share Earnings.
 21.1    ****   Subsidiaries of the Registrant.
 23.1           Consent of KPMG LLP.
 27.1           Financial Data Schedule.

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

***** Incorporated by reference to the Registrant's Report on Form 10-K for the year ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HCIA INC.

                                          By:   /s/ George D. Pillari
                                             -----------------------------
                                                George D. Pillari
                                                Chairman of the Board & CEO

                                          Date:   March 27, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

        Signature                          Title                      Date

/s/ George D. Pillari         Chairman of the Board             March 27, 1999
------------------------       and Chief Executive Officer
George D. Pillari              (principal executive officer)

/s/ Barry C. Offutt           Senior Vice President             March 27, 1999
------------------------      and Chief Financial Officer
Barry C. Offutt                 (principal financial and
                                 accounting officer)

/s/ Richard A. Berman         Director                          March 27, 1999
------------------------
Richard A. Berman

/s/ Richard Dulude            Director                          March 27, 1999
------------------------
Richard Dulude

/s/ W. Grant Gregory          Director                          March 27, 1999
------------------------
W. Grant Gregory

/s/ Phillip B. Lassiter       Director                          March 27, 1999
------------------------
Phillip B. Lassiter

/s/ Carl J. Schramm           Director                          March 27, 1999
------------------------
Carl J. Schramm

                                  Exhibit Index


3.1  ***        Articles of Incorporation of the Registrant, as amended to date
3.2  *****      Bylaws of the Registrant, as amended to date.
10.1 *          Employment Agreement dated as of January 1, 1995 by and between the Registrant and George D. Pillari.
10.1.1 ****     First Amendment to Employment Agreement
10.2            HCIA Inc. 1994 Stock and Incentive Plan, as amended to date
10.3 **         Agreement dated December 4, 1992 by and among Healthcare
                Knowledge Resources, Inc., the Registrant and the Commission on
                Professional and Hospital Activities
10.4 ****       HCIA Inc. 1995 Non-Employee Directors Stock Option Plan, as amended to date
10.5 **         Tax Sharing Agreement by and among AMBAC Inc., AMBAC Indemnity Corporation,
                American Municipal Bond Holding Company and the Registrant dated as of July 18, 1991.
10.6 ***        Form of Management Retention Agreement.
10.7 *          Registration Rights Agreement, dated August 10, 1995, by and among the Registrant,
                George D. Pillari, AMBAC Inc. and AMBAC Indemnity Corporation
10.8 ***        Registration Rights Agreement, dated August 9, 1996, by and among the Registrant and certain stockholders
10.9 ***        Credit Agreement, dated August 8, 1996, by and between First
                Union National Bank of North Carolina, as Agent, and the
                Registrant.
10.9.1*****     First Amendment to Credit Agreement.
10.9.2*****     Second Amendment to Credit Agreement.
10.9.3*****     Third Amendment to Credit Agreement.
11.1            Statement regarding Computation of Per Share Earnings
21.1 ****       Subsidiaries of the Registrant.
23.1            Consent of KPMG Peat Marwick LLP.
27.1            Financial Data Schedule


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

***** Incorporated by reference to the Registrant's Report on Form 10-K for the year ended December 31, 1997.

                          INDEPENDENT AUDITORS' REPORT

The Board of Directors and Stockholders
HCIA Inc.:

Under date of January 27, 1999, we reported on the consolidated balance sheets of HCIA Inc. and Subsidiaries (the Company) as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule in the Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this consolidated financial statement schedule based on our audits.

In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                       KPMG LLP

Baltimore, Maryland
January 27, 1999

                SCHEDULE II --- VALUATION AND QUALIFYING ACCOUNTS

                                 (In thousands)

                                            Balance at        Charged to        Deductions       Balance at
                                            Beginning         Costs and                          End of Period
Description                                 of Period         Expenses
Allowance for Doubtful Accounts
Year ended December 31, 1996..................$  454              $ 560          $  28 (A)         $1,042
Year ended December 31, 1997..................$1,042              $ 930          $(412)(A)         $1,560
Year ended December 31, 1998..................$1,560              $ 537          $(281)(A)         $1,816


(A)  Accounts receivable write-offs and recoveries