Form 10-Q
period 1999-03-31
HCIA INC
filed 1999-05-17
CIK 935001

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934 For the Quarterly Period Ended March 31, 1999

                                   OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________________________ to ___________________



                     Commission File Number 0-25378

                               HCIA INC.

         (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)



          MARYLAND                                           52-1407998
-------------------------------                        ---------------------
(STATE OR OTHER JURISDICTION                            (I.R.S. EMPLOYER
       OF INCORPORATION)                               IDENTIFICATION NUMBER)


300 EAST LOMBARD STREET, BALTIMORE, MARYLAND                    21202
--------------------------------------------           ----------------------
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                    (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE           (410) 895-7470
                                                          --------------------


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

Indicate the number of shares outstanding of each of the registrant's classes of common stock, at May 1, 1999:

Class:  Common Stock                      Number of Shares: 11,851,125

                       HCIA INC. AND SUBSIDIARIES
                      CONSOLIDATED BALANCE SHEETS
                  MARCH 31, 1999 AND DECEMBER 31, 1998
                             (in thousands)

Part 1
Item 1. Financial Statements

                                                                                   1999          1998
                                                                                (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents...........................................        $      6,672  $      7,343
  Proceeds receivable from the sale of discontinued operations........               7,500             -
  Trade accounts receivable, net of allowance for doubtful accounts
   of $1,653 in 1999 and $1,816 in 1998...............................              24,342        23,677
  Prepaid expenses and other current assets...........................               2,792         2,619
                                                                              ------------- ------------

   Total current assets...............................................              41,306        33,639


Furniture and equipment, net..........................................               7,591         8,325
Computer software costs, net..........................................              11,616        10,525
Other intangible assets, net..........................................              37,598        38,366
Net deferred tax asset................................................              36,414        36,719
Net assets of discontinued operations.................................                   -         1,363
Other.................................................................                 556           556
                                                                              ------------- ------------

   Total assets.......................................................        $    135,081  $    129,493
                                                                              ============= =============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable.....................................................        $      1,542  $      1,219
 Accrued salaries, benefits and other liabilities.....................               9,108         8,879
 Accrued liabilities of discontinued operations.......................               3,772             -
 Deferred revenue.....................................................               2,082         1,296
                                                                              ------------- -------------

   Total current liabilities..........................................              16,504        11,394
                                                                              ------------- -------------


Stockholders' equity:
Common stock-$.01 par value; 50,000,000 shares authorized; issued and
       outstanding 11,851,125 shares..................................                 118           118
Additional paid-in capital............................................             250,904       250,904
Accumulated deficit...................................................            (132,255)     (132,826)
Accumulated other comprehensive loss..................................                (190)          (97)
                                                                              ------------- -------------
    Total stockholders' equity........................................             118,577       118,099
                                                                              ------------- -------------

Total liabilities and stockholders' equity............................        $    135,081  $    129,493
                                                                              ============= =============


      See accompanying notes to consolidated financial statements.
                                 Page 1

                       HCIA INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS
               Three months ended March 31, 1999 and 1998
                 (in thousands, except per share data)
                              (Unaudited)

                                                                            1999                1998
Revenue............................................................. $       16,172      $      14,938

Salaries, wages and benefits........................................          7,747              7,997
Other operating expenses............................................          5,296              5,154
Depreciation........................................................            849                949
Amortization........................................................          1,769              2,900
Impairment loss on intangible assets and restructuring charges......              -             25,067
                                                                     ---------------     --------------

      Operating income (loss) ......................................            511            (27,129)
Interest income.....................................................             68                 83
Interest expense ...................................................             55                 80
                                                                     ---------------     --------------

       Income (loss) from continuing operations before income taxes.            524            (27,126)
Provision (benefit) for income taxes................................            224             (4,272)
                                                                     ---------------     --------------

       Income (loss) from continuing operations.....................            300            (22,854)

Loss from discontinued operations, net of tax.......................           (336)           (19,196)
Gain on sale of discontinued operations, net of tax...............              607                  -
                                                                     ---------------     --------------
       Income (loss) from discontinued operations...................            271            (19,196)

       Net income (loss)............................................ $          571      $     (42,050)
                                                                     ===============     ==============


Income (loss) per share from continuing operations:

Basic net income (loss) per share                                    $         0.03      $       (1.93)
                                                                     ===============     ==============
Basic shares used in per share calculation                                   11,851             11,851
                                                                     ===============     ==============

Diluted net income (loss) per share                                  $         0.03      $       (1.93)
                                                                     ===============     ==============
Diluted shares used in per share calculation                                 11,851             11,851
                                                                     ===============     ==============

Income (loss) per share from discontinued operations:

Basic net income (loss) per share                                    $         0.02      $       (1.62)
                                                                     ===============     ==============
Basic shares used in per share calculation                                   11,851             11,851
                                                                     ===============     ==============

Diluted net income (loss) per share                                  $         0.02      $       (1.62)
                                                                     ===============     ==============
Diluted shares used in per share calculation                                 11,851             11,851
                                                                     ===============     ==============

Net income (loss) per share:

Basic net income (loss) per share                                    $         0.05      $       (3.55)
                                                                     ===============     ==============
Diluted net income (loss) per share                                  $         0.05      $       (3.55)
                                                                     ===============     ==============


      See accompanying notes to consolidated financial statements.
                                 Page 2

                       HCIA INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                         AND COMPREHENSIVE LOSS
 Year ended December 31, 1998 and the three months ended March 31, 1999
                             (in thousands)

                                                                                              ACCUMULATED OTHER
                                                      ADDITIONAL PAID-IN                       COMPREHENSIVE
                                        COMMON STOCK       CAPITAL        ACCUMULATED DEFICIT  INCOME (LOSS)
                                       -------------- ------------------- ------------------- -----------------
BALANCE AT DECEMBER 31, 1997                $ 118         $ 250,892          $  (84,179)       $          (117)
                                       ------------------------------------------------------------------------

Exercise of stock options                       -                12                  -                      -

Comprehensive loss
   Net loss                                     -                 -            (48,647)                     -
   Other comprehensive loss
      Foreign currency translation              -                 -                  -                      -

   Other comprehensive loss                                                                                20

Comprehensive loss


                                       ------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                $ 118        $ 250,904          $ (132,826)       $           (97)
                                       ========================================================================

Exercise of stock options                       -                -                   -                      -

Comprehensive income
   Net income                                   -                -                 571                      -
   Other comprehensive loss
      Foreign currency translation              -                -                   -                      -

   Other comprehensive loss                                                                               (93)

Comprehensive income


                                       ------------------------------------------------------------------------
BALANCE AT MARCH 31, 1999
(Unaudited)                                 $ 118        $ 250,904          $ (132,255)       $          (190)
                                       ========================================================================

                                         COMPREHENSIVE  TOTAL STOCKHOLDERS'
                                         INCOME (LOSS)         EQUITY
                                        -------------- -------------------

                                                       $          166,714
BALANCE AT DECEMBER 31, 1997                           -------------------

                                                     -                 12
Exercise of stock options

Comprehensive loss                             (48,647)           (48,647)
   Net loss
   Other comprehensive loss                         20                 20
      Foreign currency translation     ----------------
                                                    20
   Other comprehensive loss            ----------------
                                       $       (48,627)
Comprehensive loss                     ================

                                                       -------------------
                                                       $          118,099
BALANCE AT DECEMBER 31, 1998                           ===================

                                                     -                  -
Exercise of stock options

Comprehensive income                               571                571
   Net income
   Other comprehensive loss                        (93)               (93)
      Foreign currency translation     ----------------
                                                   (93)
   Other comprehensive loss            ----------------
                                       $           478
Comprehensive income                   ================

                                                       -------------------

BALANCE AT MARCH 31, 1999                              $          118,577
(Unaudited)                                            ===================



      See accompanying notes to consolidated financial statements.
                                 Page 3

                       HCIA INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
               Three Months ended March 31, 1999 and 1998
                             (in thousands)
                              (Unaudited)

                                                                                                 1999                1998
Cash flows from operating activities:
      Net income (loss).............................................................          $    571            $(42,050)
      Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
            Gain on sale of discontinued operations.................................            (1,041)                  -
            Depreciation and amortization...........................................             2,618               3,849
            Impairment loss on intangible assets and restructuring charges..........                 -              25,067
            Impairment loss on intangible assets and restructuring charges..........
               of discontinued operations                                                            -              25,754
            Deferred tax provision..................................................               305             (11,689)
            Changes in operating assets and liabilities:
               Accounts receivable..................................................              (665)              4,781
               Prepaid expenses and other current assets............................               (60)               (601)
               Accounts payable.....................................................               323                (461)
               Accrued salaries, benefits and other liabilities.....................            (1,208)                386
               Deferred revenue.....................................................               786                (336)
                                                                                             ----------         -----------

                    Net cash provided by operating activities.......................             1,629               4,700
                                                                                             ----------         -----------

Cash flows from investing activities:
      Purchases of furniture and equipment..........................................              (115)               (171)
      Computer software purchased or capitalized....................................            (1,907)             (2,124)
      Other intangible assets purchased or capitalized..............................              (185)               (278)
      Investment in net assets of discontinued operations...........................                 -                 347
      Other.........................................................................                 -                 (40)
                                                                                             ----------         -----------
                    Net cash (used in) investing activities.........................            (2,207)              (2,266)
                                                                                             ----------         -----------

Cash flows from financing activities:
      Proceeds from exercise of stock options.......................................                 -                  12
                                                                                             ----------         -----------

                     Net cash provided by financing activities......................                 -                  12
                                                                                             ----------         -----------

Impact of currency fluctuations on cash and cash equivalents........................               (93)                (32)
                                                                                             ----------         -----------
(Decrease) increase in cash and cash equivalents ...................................              (671)              2,414

Cash & cash equivalents - beginning of period.......................................             7,343               5,580
                                                                                             ----------         -----------

Cash & cash equivalents - end of period.............................................          $  6,672            $  7,994
                                                                                             ==========         ===========

Supplemental cash flow information - cash paid during period for interest                     $     16            $     40
                                                                                             ==========         ===========
                                   - cash paid during period for income taxes                 $     98            $      -
                                                                                             ==========         ===========



      See accompanying notes to consolidated financial statements.
                                 Page 4

                       HCIA INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             MARCH 31, 1999
                              (UNAUDITED)

(1)   BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles. In the opinion of management, these statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial condition, results of operations, changes in stockholders' equity and comprehensive loss and cash flows for the periods presented. The results of operations for the period ended March 31, 1999 may not be indicative of the results that may be expected for the full year ending December 31, 1999. These financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of the Company for the year ended December 31, 1998 as contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (1934 Act File No. 0-25378).

(2)   IMPAIRMENT LOSS ON INTANGIBLE ASSETS AND RESTRUCTURING CHARGES

During the three months ended March 31, 1998, the Company recorded an impairment loss on intangible assets and restructuring charges of approximately $50.8 million. Approximately $50.0 million of the charges represented the write-down of certain intangible assets. This write-down arose primarily due to the failure of the Company's Content Unit to execute agreements with customers for large-scale custom solutions and the Company's determination that the Unit's revenue which could be anticipated from future agreements of this type, was significantly less than had been previously anticipated. As the products marketed by the Content Unit were intended to integrate the products and technologies of the Company's other business units, this determination resulted in a reduced expectation of future cash flows from the Company's intangible assets across most of its business units and, accordingly, an impairment in value of these intangible assets. The remainder of the charges, totaling approximately $800,000, related primarily to accruals for the cost of employee severance and facilities reductions. As of March 31, 1999 substantially all of the accruals had been used. The following table summarizes the impairment loss on intangible assets and computer software costs:

                                Pre-Charge                                     Post-Charge
           Asset              Net Book Value              Write Down          Net Book Value
                                                                              as of 3/31/98
--------------------------------------------------------------------------------------------
Databases                    $     2,871,000          $     1,649,000        $    1,222,000
CPHA License                       9,113,000                     ----             9,113,000
Goodwill                          46,326,000               20,644,000            25,682,000
Customer Bases                     2,987,000                2,028,000               959,000
Methodologies                      3,549,000                2,355,000             1,194,000
Assembled Workforce                3,266,000                1,751,000             1,515,000
Tradename                          1,029,000                1,029,000                  ----
Software                          28,106,000               20,567,000             7,539,000
                             ===============================================================
                             $    97,247,000          $    50,023,000        $   47,224,000
                             ===============================================================

The charges have been allocated to continuing operations ($25.1 million) and discontinued operations ($25.7 million) based on the nature of the assets and operations incurring the charge.

(3)   INCOME TAXES

During the quarter ended March 31, 1998, the Company recorded a valuation allowance of $5.0 million to reduce the carrying value of its deferred tax asset to an amount management believed was realizable through future taxable income.

(4)   NEW ACCOUNTING PRONOUNCEMENTS

The American Institute of Certified Public Accountants (AICPA) has issued Statement of Position 98-9, Modifications of SOP 97-2 "Software Revenue Recognition" (SOP 98-9), with respect to certain transactions. The new SOP will have a limited impact on certain revenue recognition practices of the Company. The new SOP will be effective for the Company's 2000 quarterly and annual financial statements. The new SOP delays the definition of Vendor Specific Objective Evidence as stipulated in SOP 97-2 until fiscal years beginning after March 31, 1999. The Company is currently evaluating the effect of this pronouncement.

(5)   EARNINGS PER SHARE

The Company calculates earnings per share in accordance with SFAS No.128, "Earnings Per Share". Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the numerator and the denominator of the basic EPS calculation for the effect of all potential dilutive common shares outstanding during the period. For the periods ended March 31, 1999 and 1998, there were no potentially dilutive common shares and, accordingly, Basic EPS was equal to Diluted EPS.

Item 2

                  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

REVENUE. Revenue for the three months ended March 31,1999 was $16.2 million, an increase of $1.2 million or 8.3% over the three months ended March 31, 1998. The increase was the result of a $750,000 increase in revenue from the Company's Managed Care Unit and a $650,000 increase from the Company's Content Unit, which were partially offset by a $200,000 decrease in revenue from HCIA Europe. Revenue increases were the result of the expansion of the Company's service to the employer and pharmaceutical markets and the timing of certain product releases.

SALARIES, WAGES AND BENEFITS. Salaries, wages and benefits were $7.7 million or 48% of revenue for the three months ended March 31, 1999 as compared to $8.0 million or 54% of revenue for three months ended March 31,1998. This decrease was primarily the result of the Company's restructuring of operations during 1998.

OTHER OPERATING EXPENSES. Other operating expenses, which include facility costs, royalty payments, production costs, travel and consulting expenses, were $5.3 million for the three months ended March 31, 1999 as compared to $5.2 million for the three months ended March 31, 1998, but decreased as a percentage of revenue to 33% for the three month period in 1999 from 35% for the same period in 1998. The increase in other operating expenses was the result of an increase in royalty payments associated with new contracts and production costs, partially offset by a reduction in facilities costs and travel related expenses.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization was $2.6 million or 16% of revenue for the three months ended March 31, 1999, as compared to $3.8 million or 26% of revenue for the three months ended March 31, 1998. This decrease was a result of the effect of the write-off of certain intangible assets in 1998.

IMPAIRMENT LOSS ON INTANGIBLE ASSETS AND RESTRUCTURING CHARGES. During the three months ended March 31, 1998, the Company recorded a charge from continuing operations relating to an impairment loss on intangible assets and restructuring charges of approximately $25.1 million. Approximately $24.6 million of the charges arose due to the failure of the Company's Content Unit to execute agreements with customers for large-scale custom solutions and the Company's determination that the Unit's revenue, which could be anticipated from future agreements of this type, was significantly less than had been previously anticipated. As the products marketed by the Content Unit were intended to integrate the products and technologies of the Company's other business units, this determination resulted in a reduced expectation of future cash flows from the Company's intangible assets across most of its business units and, accordingly, an impairment in the value of these intangible assets. The remainder of the charges, totaling approximately $500,000, related primarily to accruals for the cost of employee severance and facilities reduction.

INTEREST INCOME AND EXPENSE. Net interest income was $13,000 for the three months ended March 31, 1999 compared with net interest income of $3,000 for the three months ended March 31, 1998. This increase was the result of a reduction interest expense, partially offset by a reduction in interest income associated with a lower invested balance.

INCOME TAXES. During the quarter ended March 31, 1998, the Company recorded a valuation allowance of $5.0 million to reduce the carrying value of its deferred tax asset to an amount management believed was realizable through future taxable income. Exclusive of this valuation allowance, the Company's effective tax rate was 34.2% for the three months ended March 31, 1998, compared with 42.7% for the three months ended March 31, 1999. The higher rate in 1999 is due primarily to the effect of certain non-deductible goodwill on the quarterly tax provision.

DISCONTINUED OPERATIONS. The Company decided to discontinue operations of its Implementation Unit during the quarter ended December 31, 1998 and as of March 31, 1999, the Company disposed of such Unit. Revenues for the Implementation Unit were $1.0 million and $2.6 million for the three months ended March 31, 1999 and 1998, respectively. During the three months ended March 31, 1999, the Implementation Unit had net income of $271,000 which included a $607,000 gain on the sale and a $(336,000) loss from operations. During the three months ended March 31, 1998, the Unit had a net loss of $(19.2) million including pre-tax impairment losses on intangible assets and related restructuring charges of $25.8 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company maintains a $25 million revolving line of credit (subject to certain borrowing limitations) with First Union National Bank ("First Union") for general corporate purposes including working capital requirements and acquisitions. Borrowings under this line are collateralized by substantially all of the Company's assets and bear interest at varying rates based on an index tied to First Union's prime rate or LIBOR. The Company is required to pay a commitment fee on the average daily unused portion of the facility at a rate from 0.25% to 0.375% per annum, depending on the Company's debt/cash flow ratio. The credit facility also contains financial covenants applicable to the Company, including debt/cash flow ratios and ratios of debt to capital. As of March 31, 1999, the Company was in compliance with all such financial covenants and had a maximum borrowing capacity of approximately $6.5 million, and there were no borrowings outstanding under the facility. The credit facility expires on July 31, 2001.

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

The Company has substantially completed the evaluation of its own data processing systems and software products, and has begun remediation of these systems and products. The Company has also substantially completed its evaluation of third-party software products used by the Company. The Company believes that as of March 31, 1999, it has completed approximately 79% of its total expected efforts and has certified as Year 2000 compliant, approximately 39% of its data processing systems, software products and third-party software, and that it will complete remediation of substantially all of these systems, products and software by June 30, 1999. It is the Company's goal, and the Company's Year 2000 work plans have been scheduled, to finish Year 2000 remediation certification of all of its data processing, software products and third-party software by no later than June 30, 1999.

The Company has not undertaken a substantial effort to certify the Year 2000 compliance on non-information technology systems, but intends to focus on these systems during 1999.

Through March 31, 1999, the Company has expended approximately $525,000 on Year 2000 remediation efforts, primarily as the result of allocation of personnel to evaluation, remediation and certification efforts, that it would not have otherwise expended but for the Year 2000 remediation process. The Company believes that it will expend an additional $150,000 on such Year 2000 remediation efforts through 1999. The Company has not, to any material extent, scheduled the acceleration of the replacement of any systems or products as a result of the Year 2000 effort, but has instead been able to schedule such replacement or remediation as part of the planned updates and revisions to its systems and products. The Company intends to have completed the development of all systems which will replace existing noncompliant systems by September 30, 1999.

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

The Company is in the process of finalizing contingency plans for its "mission-critical" systems and products which were not certified as Year 2000 compliant as of March 31, 1999. The Company plans to finalize contingency plans for non-"mission-critical" system and products by December 31, 1999. It should be noted that because most of the Company's data processing and information product releases involve data which trails the calendar period by one to three months, the full effect of any failure of the Company's systems or products to be Year 2000 compliant would most likely not be experienced until the first quarter of 2000.

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


Date:    May 14, 1999

                                       By:
                                           ________________________________
                                           Barry C. Offutt
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (principal financial officer)