Form 10-K405/A
period 1998-12-31
HCIA INC
filed 1999-06-09
CIK 935001

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                AMENDMENT NO. 1

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                    PART III

Part III is hereby amended and restated to read in full as follows:

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS.

The following are the directors of the Company:

CLASS I: TERM WILL EXPIRE AT THE 2001 ANNUAL MEETING.

     GEORGE D. PILLARI, age 36, co-founded the Company in 1985 and has served as its Chief Executive Officer since 1987, also serving as President from 1987 to April 1992 and from October 1992 to September 1998. He has served as Chairman of the Board since April 1992.

     RICHARD DULUDE, age 66, has been a director of the Company since December 1994. He retired as Vice Chairman of Corning Incorporated in April 1993, having served in that capacity since November 1990, and as Group President of Corning Incorporated from 1983 to November 1990. Mr. Dulude is also a director of AMBAC, Raychem Corporation and Landec Corp.


CLASS II: TERM WILL EXPIRE AT THE 2002 ANNUAL MEETING.

     RICHARD A. BERMAN, age 54, has been a director of the Company since October 1995. He has served as President of Manhattanville College in New York since January 1995. Prior to that time, Mr. Berman held several positions in educational institutions, government and the private sector, including serving as President and Chief Executive Officer of Howe-Lewis International, an executive search and management consulting firm, from November 1992 to January 1995.

     PHILLIP B. LASSITER, age 55, has been a director of the Company since October 1992. He has served as Chairman and Chief Executive Officer of AMBAC Inc. ("AMBAC") since April 1991, and as President since August 1992. From 1969 to July 1991, Mr. Lassiter served in various capacities with Citibank, N.A., including Deputy Section Head for North American investment, corporate banking and institutional insurance activities. He is also a director of Diebold Inc.


CLASS III: TERM WILL EXPIRE AT THE 2000 ANNUAL MEETING.

     W. GRANT GREGORY, age 58, has been a director of the Company since December 1994. He has served as Chairman of Gregory & Hoenemeyer, Inc., merchant bankers, since 1988. Mr. Gregory retired as Chairman of the Board of Touche Ross, Inc. in 1987. He is also a director of AMBAC and InaCom Corp.

     CARL J. SCHRAMM, PH.D., age 52, has served as a director of the Company since January 1995. He is presently serving as President of Greenspring Advisors, Inc., which provides strategic, financial and other advice to businesses. From January 1993 to May 1995, Dr. Schramm served as Executive Vice President of Fortis, Inc., and from May 1987 to December 1992, served as President of the Health Insurance Association of America. He was Director of the Johns Hopkins Center for Hospital Finance and Management from January 1980 to May 1987. Dr. Schramm co-founded the Company in 1985, and served as an officer and director of the Company until 1988.

ITEM 11. EXECUTIVE COMPENSATION.

     The following table sets forth certain information regarding the Company's Chief Executive Officer and each of the other executive officers during 1996, 1997 and 1998 (the "Named Executive Officers").


                           SUMMARY COMPENSATION TABLE

                                                                            LONG-TERM
                                                                          COMPENSATION
                                                                         --------------
                                                                           SECURITIES
                                                  ANNUAL COMPENSATION      UNDERLYING
                                       FISCAL  -------------------------  OPTIONS/SARS         OTHER
NAME AND TITLE                          YEAR    SALARY($)   BONUS($)(1)      (#)(2)      COMPENSATION($)(3)
------------------------------------- -------- ----------- ------------- -------------- -------------------
George D. Pillari                      1998      265,000           --        149,500           4,800
 Chairman and                          1997      265,000           --        120,000           4,750
 Chief Executive Officer ............  1996      265,000           --         50,000           4,500
Donald S. Good                         1998      208,738       10,000        110,250           3,400
 President and                         1997      160,471       21,844         40,000           2,711
 Chief Operating Officer(4) .........  1996       82,715       23,436         25,000              --
Barry C. Offutt                        1998      175,000        9,400         61,550           4,800
 Senior Vice President and             1997      165,000       18,563         70,000           4,750
 Chief Financial Officer ............  1996      155,000       37,500         22,500           4,500
Charles A. Berardesco                  1998      160,000        8,000         37,300           4,600
 Senior Vice President and             1997      145,000       11,238         30,000           2,175
 General Counsel(4) .................  1996       84,749       17,063         20,000              --

---------
(1) The amounts shown in this column include bonuses accrued under the Company's management incentive program during 1996, 1997 and 1998.

(2) See " -- Option Grants," and " -- Option Exercises and Year-End Values" for disclosure regarding outstanding stock options.

(3) Consists of matching contributions under the Company's Savings Incentive Plan for all Named Executive Officers.

(4) Messrs. Good and Berardesco each joined the Company in May 1996.



OPTION GRANTS

     Options granted to the Named Executive Officers during 1998 are set forth in the following table. No stock appreciation rights ("SARs") were granted during 1998.


                       OPTION GRANTS IN LAST FISCAL YEAR



                                                   INDIVIDUAL GRANTS
                            ----------------------------------------------------------------
                                                                                             POTENTIAL REALIZABLE
                                                                                                    VALUE
                                                                                              AT ASSUMED ANNUAL
                                                                                                    RATES
                                              PERCENT OF                                        OF STOCK PRICE
                               NUMBER OF         TOTAL                                         APPRECIATION FOR
                                 SHARES         OPTIONS                                             OPTION
                               UNDERLYING     GRANTED TO      EXERCISE                             TERM(4)
                                OPTIONS      EMPLOYEES IN      PRICE                         --------------------
NAME                         GRANTED(#)(1)     1997 (%)     ($/SHARE)(1)   EXPIRATION DATE     5%($)     10%($)
--------------------------- --------------- -------------- ------------- ------------------- --------- ----------
George D. Pillari .........   90,000 (2)           9.1         15.87      February 4, 2008    898,757  2,278,188
                              59,500 (3)           6.1          6.125    September 2, 2006    174,743    417,156
Donald S. Good ............  101,500 (2)          10.3          6.125    September 2, 2008    391,372    992,015
                              8,750 (3)            0.9          6.125    September 2, 2006    297,068    711,619
Barry C. Offutt ...........   38,800 (2)           3.9          6.125    September 2, 2008    149,608    379,214
                              22,750 (3)           2.3          6.125    September 2, 2006     66,584    159,501
Charles A. Berardesco .....   26,800 (2)           2.7          6.125    September 2, 2008    103,233    261,613
                              10,500 (3)           1.1          6.125    September 2, 2006     30,706     73,547

---------
(1) The exercise price of each option was equal to at least the fair market value of the underlying Common Stock on the date of grant, as determined in accordance with the 1994 Stock and Incentive Plan (the "Stock Option Plan").

(2) This option vests annually over a four year period.

(3) This option, granted in exchange for the cancellation of certain outstanding options, vests based on increases in the market value of the Company's Common Stock. See "Option Cancellations and Replacements."

(4) Future value of current-year grants assuming appreciation of 5% and 10% per year over the applicable option term. The actual value realized may be greater than or less than the potential realizable values set forth in the table.

OPTION EXERCISES AND YEAR-END VALUES

     The following table sets forth certain information regarding the fiscal year-end value of unexercised options held by the Named Executive Officers. There were no options exercised by the Named Executive Officers, and no SARs outstanding, during 1998.


           AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL
                             YEAR-END OPTION VALUES


                                                           NUMBER OF SECURITIES
                                                          UNDERLYING UNEXERCISED         VALUE OF UNEXERCISED
                                                        OPTIONS AT FISCAL YEAR-END       IN-THE-MONEY OPTIONS
                                SHARES                              (#)               AT FISCAL YEAR-END ($)(1)
                             ACQUIRED ON      VALUE    ----------------------------- ----------------------------
NAME                         EXERCISE(#)   REALIZED($)  EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
--------------------------- ------------- ------------ ------------- --------------- ------------- --------------
George D. Pillari .........       --            --        160,000        149,500              --          --
Donald S. Good ............       --            --         10,000        140,250              --          --
Barry C. Offutt ...........       --            --         46,499         91,650              --          --
Charles A. Berardesco .....       --            --          5,000         52,300              --          --

---------
(1) Calculated based on the last sales price of the Common Stock on December 31, 1998 of $4.25 per share, less the exercise price.



OPTION CANCELLATIONS AND REPLACEMENTS

     As discussed in the "Compensation Committee Report on Executive Compensation" in the Company's Proxy Statement for its 1999 Annual Meeting of Stockholders, in September 1998 the Compensation Committee canceled certain options and granted new options, at a ratio of .35 share to each outstanding option share canceled, with an exercise price equal to the then fair market value of $6.125 (the "Replacement Options"). The Replacement Options have a vesting schedule which is tied to increases in the market price of the Company's common stock. The following table sets forth, for executive officers of the Company, certain information relating to the Replacement Options, the options which were canceled upon receipt of the Replacement Options and previous option cancellations and replacements.

                        TEN YEAR OPTIONS/SAR REPRICINGS



                                                          NUMBER OF
                                                         SECURITIES
                                                         UNDERLYING
                                                        OPTIONS/SARS
                                                         REPRICED OR
NAME                                     DATE            AMENDED (#)
------------------------------- ---------------------- --------------
                                September 2, 1998          17,500
George D. Pillari               September 2, 1998          21,000
  Chairman & CEO .............. September 2, 1998          21,000
                                September 2, 1998           8,750
Donald S. Good                  November 13, 1996(1)       12,500
  President & COO. ............ November 13, 1996(1)       12,500
Jean Chenoweth                  September 2, 1998           3,500
  Senior Vice President ....... September 2, 1998           4,375
                                September 2, 1998           7,875
Barry C. Offutt                 September 2, 1998          10,500
  Senior Vice President ....... September 2, 1998           4,375
                                September 2, 1998           3,500
                                September 2, 1998           7,000
Charles A. Berardesco           November 13, 1996(1)        5,000
  Senior Vice President ....... November 13, 1996(1)       15,000
EJay Lockwood
  Senior Vice President ....... November 13, 1996(2)        5,000



                                  MARKET PRICE
                                  OF STOCK AT    EXERCISE PRICE                ORIGINAL TERM
                                    TIME OF        AT TIME OF        NEW        REMAINING AT
                                  REPRICING OR    REPRICING OR     EXERCISE       DATE OF
NAME                             AMENDMENT ($)    AMENDMENT ($)   PRICE ($)      REPRICING
------------------------------- --------------- ---------------- ----------- -----------------
                                 6.125          59.875            6.125      8 yrs., 1 month
George D. Pillari                6.125          48.68             6.125      3 yrs., 5 months
  Chairman & CEO ..............  6.125          38.94             6.125      3 yrs., 5 months
                                 6.125          28.69             6.125      8 yrs., 2 months
Donald S. Good                  28.65           59.875           28.69       9 yrs., 9 months
  President & COO. ............ 28.69           50.88            28.69       9 yrs., 6 months
Jean Chenoweth                   6.125          59.875            6.125      8 yrs., 1 month
  Senior Vice President .......  6.125          26.25             6.125      7 yrs.
                                 6.125          59.875            6.125      8 yrs., 1 month
Barry C. Offutt                  6.125          38.94             6.125      8 yrs., 5 months
  Senior Vice President .......  6.125          26.25             6.125      7 yrs.
                                 6.125          38.94             6.125      8 yrs., 5 months
                                 6.125          28.69             6.125      8 yrs., 2 months
Charles A. Berardesco           28.69           59.875           28.69       9 yrs., 9 months
  Senior Vice President ....... 28.69           50.88            28.69       9 yrs., 6 months
EJay Lockwood
  Senior Vice President ....... 28.69           59.875           28.69       9 yrs., 9 months

                                                          NUMBER OF
                                                         SECURITIES
                                                         UNDERLYING
                                                        OPTIONS/SARS
                                                         REPRICED OR
NAME                                     DATE            AMENDED (#)
------------------------------- ---------------------- --------------
Lawrence F. Byrne
  Senior Vice President ....... November 13, 1996(2)      105,000
Kevin J. Hicks
  Senior Vice President ....... November 13, 1996(2)      105,000



                                  MARKET PRICE
                                  OF STOCK AT    EXERCISE PRICE                ORIGINAL TERM
                                    TIME OF        AT TIME OF        NEW        REMAINING AT
                                  REPRICING OR    REPRICING OR     EXERCISE       DATE OF
NAME                             AMENDMENT ($)    AMENDMENT ($)   PRICE ($)      REPRICING
------------------------------- --------------- ---------------- ----------- -----------------
Lawrence F. Byrne
  Senior Vice President ....... 28.69           59.875           28.69       9 yrs., 9 months
Kevin J. Hicks
  Senior Vice President ....... 28.69           59.875           28.69       9 yrs., 9 months

---------
(1) Each of these options was subsequently cancelled and replaced with the Replacement Options.

(2) Each of these executive officers subsequently terminated his employment with the Company and all of these options have terminated.



EMPLOYMENT AGREEMENT
     Effective as of January 1, 1995, the Company entered into an employment agreement with Mr. Pillari pursuant to which the Company continued his employment as Chairman of the Board and Chief Executive Officer. Pursuant to the employment agreement, Mr. Pillari receives an annual base salary of $265,000 and is entitled to participate in bonus arrangement under which he is eligible to earn an annual bonus based on the Company's achieving certain performance goals to be established by the Board of Directors. The employment agreement has an initial term of two years, and unless the Board of Directors notifies Mr. Pillari otherwise, the term of the agreement automatically renews daily for succeeding two year periods.

     The employment agreement provides that in the event of the termination of Mr. Pillari's employment for certain reasons, including certain terminations resulting from a change in control of the Company (as defined in the employment agreement), Mr. Pillari would be entitled to receive for the remainder of the employment term contemplated in the agreement, compensation at an annualized rate equal to the sum of his base annual salary and target bonus at the time of termination (such sum being not less than 140% of such base annual salary). In addition, he would continue to participate in all Company benefit plans until the earlier of two years from the date of termination or such time as he is covered by a comparable plan of a subsequent employer. Mr. Pillari is also subject to certain restrictions under the agreement prohibiting him from competing with the Company or any of its subsidiaries and from divulging any confidential proprietary information obtained by him while in the employ of the Company and for a period of time thereafter.


MANAGEMENT RETENTION AGREEMENTS

     The Company has entered into a management retention agreement with each of its officers (other than Mr. Pillari). These agreements provide for payments and other benefits if there is a change in control (as defined in the agreement) of the Company and, within two years of such change in control, the officer's employment is terminated by the Company or its successor other than for cause (as defined in the agreement), or the officer resigns for good reason (as defined in the agreement). Under each agreement, the officer would receive, following termination of employment under such circumstances, cash payments equal to up to two times the sum of (i) the officer's highest annual rate of base salary and (ii) the product of the officer's highest bonus percentage (as a percentage of base salary) times his highest base salary (such sum being the "Reference Amount"). The officer may elect to receive payment either in a lump sum or in the form of periodic payments following his termination of employment. For certain officers, amounts in excess of one times the Reference Amount will be made in the form of periodic payments, and will be subject to reduction, on a dollar-for-dollar basis, by any compensation the officer earns from a subsequent employer unrelated to the Company.

     In addition to the payments described above, the officer would be fully vested in all stock options and other Awards under the Stock Option Plan upon a change in control and receive following termination of employment a lump-sum payment equal to the amount that the Company would have contributed for the officer's account under the Company's Savings Incentive Plan during the two years following termination of employment. The officer and his family will remain eligible to participate in the Company's medical and other welfare benefits programs for two years from the officer's termination of employment (except that coverage will end to the extent the officer begins coverage under the plans of a subsequent employer).


SAVINGS INCENTIVE PLAN

     The Company maintains the Savings Incentive Plan, a profit sharing plan qualified under Section 401(a) of the Internal Revenue Code of 1986. All employees of the Company who have completed one year of service are eligible to participate in the Savings Incentive Plan. Subject to certain limitations on individual contributions and allocations and Company

DIRECTOR COMPENSATION

     DIRECTORS' FEES. The Company pays its directors who are not officers or employees of the Company or its affiliates, an annual retainer of $12,000, fees of $1,000 for each Board meeting attended and $500 for each committee meeting attended, and an annual fee of $1,500 for service as a Board committee chair.

     Under the Company's Deferred Compensation Plan for Outside Directors (the "Deferred Compensation Plan"), non-employee directors may elect to defer all or part of their director compensation (including both annual fees and meeting fees) that is paid in cash. Deferrals will be credited to a bookkeeping account maintained on the director's behalf as a cash credit, which periodically will be credited with interest at the 90-day United States Treasury Bill rate. The Deferred Compensation Plan is unfunded. Settlement of accounts will be made only in cash.

     DIRECTORS OPTION PLAN. Under the 1995 Non-Employee Directors Stock Option Plan (the "Directors Option Plan"), each director who is not an officer or employee of the Company or its affiliates (an "outside director") is granted an option at each annual meeting of stockholders to purchase 5,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on the date of grant. This annual award vests as of the first annual meeting of stockholders held following the date of the award, provided that the outside director continues in service as a member of the Board until the relevant vesting date.

Section 16(a) Beneficial Ownership Reporting Compliance

     The Company is not aware of any director, officer or 10% stockholder who during 1998 failed to file on a timely basis any report regarding the Company's securities required by Section 16(a) of the Securities Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth as of February 26, 1999, certain information with respect to the beneficial ownership of the Common Stock by:
(i) each of the Named Executive Officers (as defined below) of the Company;
(ii) each of the directors of the Company and nominees for directors; (iii) all directors and executive officers of the Company as a group; and (iv) each person known to the Company who beneficially owns 5% or more of the outstanding shares of Common Stock. The Company believes that the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole voting and investment power with respect to such shares, except as noted below:


                                                                  SHARES BENEFICIALLY
                                                                       OWNED(1)
                                                                 ---------------------
NAME                                                                NUMBER     PERCENT
---------------------------------------------------------------- ------------ --------
George D. Pillari(2) ...........................................    422,466      3.5%
Richard A. Berman(3) ...........................................     19,500        *
Richard Dulude(3) ..............................................     20,500        *
W. Grant Gregory(3)(4) .........................................    141,200      1.2%
Phillip B. Lassiter(3) .........................................     50,500        *
Carl J. Schramm, Ph.D.(3)(5) ...................................     20,900        *
Donald S. Good, Jr.(6) .........................................     11,509        *
Barry C. Offutt(6) .............................................     50,702        *
Charles A. Berardesco(6) .......................................      6,568        *
Massachusetts Financial Services Company(7) ....................  1,264,737     10.7%
Merrill Lynch & Co.(8) .........................................  1,322,000     11.6%
T. Rowe Price Associates, Inc.(9) ..............................  1,232,100     10.4%
Dimensional Fund Advisors Inc.(10) .............................    622,300      5.3%
All directors and executive officers as a group (9 persons)(11)     743,845      6.1%

---------
*   Less than 1%.
(1) Beneficial ownership is determined in accordance with the rules of the Commission and includes voting or investment power with respect to the shares. Shares of Common Stock subject to options currently exercisable or exercisable within 60 days of the Record Date are deemed outstanding for computing the percentage of the person holding such options, but are not deemed outstanding for computing the percentage of any other person.
(2) Includes (i) 233,830 shares as to which Mr. Pillari shares beneficial ownership with his wife, (ii) 1,950 shares held as custodian for minor children, (iii) 4,186 shares for Mr. Pillari's benefit in the HCIA Savings Incentive Plan ("SIP") and (iv) exercisable options to acquire 182,500 shares of Common Stock.
(3) Includes 19,500 shares subject to options under the Directors Option Plan.
(4) Includes 4,000 shares owned through a partnership of which Mr. Gregory is a partner.
(5) Includes 1,400 shares held as custodian for minor children.
(6) Includes 10,000, 46,499 and 5,000 shares subject to options held by Messrs. Good, Offutt and Berardesco, respectively. Also includes 609 and 2,703 shares held for Messrs. Good and Offutt, respectively, in the SIP.
(7) Based on a Schedule 13G filed by the listed entity. According to the
    Schedule 13G, there is sole dispositive power with respect to all shares and sole voting power with respect to 1,238,637 shares. The address of Massachusetts Financial Services Company is 500 Boylston Street, Boston, Massachusetts 02116.
(8) Based on a Schedule 13G filed by listed entity. The address of Merrill Lynch & Co. is World Financial Center, North Tower, 250 Vesey Street, New York, New York 10381. According to the Schedule 13G, there is shared voting and dispositive power with respect to all shares. In addition, the
    Schedule 13G indicates that Merrill Lynch Special Value Fund, Inc. holds shared voting and dispositive power as to 859,500 shares. The address of Merrill Lynch Special Value Fund, Inc. is 800 Scudders Mill Road, Plainsboro, New Jersey 08536.
(9) Based on a Schedule 13G filed by the listed entity. The address of T. Rowe Price Associates, Inc. is 100 E. Pratt Street, Baltimore, Maryland 21202. According to the Schedule 13G, there is sole dispositive power as to all shares and sole voting power as to 21,800 shares.
(10) Based on a Schedule 13G filed by the listed entity. The address of Dimensional Fund Advisors Inc. is 1299 Ocean Avenue, 11th Floor, Santa Monica, California 90401.
(11) Includes 341,499 shares subject to options and 7,498 shares held in the SIP.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                              CERTAIN TRANSACTIONS

REGISTRATION RIGHTS

     The Company has granted to Mr. Pillari certain rights with respect to the registration under the Securities Act of 1933 of the shares of Common Stock currently held by Mr. Pillari and the shares issuable pursuant to Mr. Pillari's option to purchase 160,000 shares. In the event the Company proposes to register any of its securities under the Securities Act for its own account or for the account of any of its stockholders, subject to certain exceptions, Mr. Pillari shall be entitled to include his shares in such registration. Registration of Mr. Pillari's shares is subject, in an underwritten offering, to the right of the managing underwriter to exclude for marketing reasons some or all of the shares from such registration. All fees, costs and expenses incurred with any such registration, except for underwriting discounts and selling concessions, will be borne by the Company.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          HCIA INC.

                                          By:   /s/ George D. Pillari
                                             -----------------------------
                                                George D. Pillari
                                                Chairman of the Board & CEO

                                          Date:   June 9, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

        Signature                          Title                      Date

/s/ George D. Pillari         Chairman of the Board             June 9, 1999
------------------------       and Chief Executive Officer
George D. Pillari              (principal executive officer)

/s/ Barry C. Offutt           Senior Vice President             June 9, 1999
------------------------      and Chief Financial Officer
Barry C. Offutt                 (principal financial and
                                 accounting officer)

/s/ Richard A. Berman         Director                          June 9, 1999
------------------------
Richard A. Berman

                              Director                          June 9, 1999
------------------------
Richard Dulude

                              Director                          June 9, 1999
------------------------
W. Grant Gregory

/s/ Phillip B. Lassiter       Director                          June 9, 1999
------------------------
Phillip B. Lassiter

/s/ Carl J. Schramm           Director                          June 9, 1999
------------------------
Carl J. Schramm