Form 10-Q
period 1999-06-30
HCIA INC
filed 1999-08-13
CIK 935001

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q



[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934 For the Quarterly Period Ended June 30, 1999
                                                    -------------
                                      OR

[   ] Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 For the transition period from ____________________________ to ____________________________



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

                  Yes                         No       X
                      -------------              -------------
Indicate the number of shares outstanding of each of the registrant's classes of common stock, at August 1, 1999:

Class: Common Stock                            Number of Shares: 11,851,125
                                                                 ----------

                           HCIA INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1999 AND DECEMBER 31, 1998
                                 (in thousands)

                                                                                   1999            1998
                                                                                 (Unaudited)
ASSETS
Current assets:
  Cash and cash equivalents...............................................       $   11,336      $    7,343
  Trade accounts receivable, net of allowance for doubtful accounts
   of $1,573 in 1999 and $1,816 in 1998...................................           24,596          23,677
  Prepaid expenses and other current assets...............................            3,565           2,619
                                                                                 -----------     -----------

   Total current assets...................................................           39,497          33,639


Furniture and equipment, net..............................................            7,222           8,325
Computer software costs, net..............................................           12,669          10,525
Other intangible assets, net..............................................           36,916          38,366
Net deferred tax asset....................................................           35,933          36,719
Other assets..............................................................            1,170             556
Net assets of discontinued operations.....................................                -           1,363
                                                                                 -----------     -----------

   Total assets...........................................................       $  133,407      $  129,493
                                                                                 ===========     ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable.........................................................       $    2,031      $    1,219
 Accrued salaries, benefits and other liabilities.........................            8,854           8,879
 Deferred revenue.........................................................            1,373           1,296
 Net liabilities of discontinued operations...............................            1,987               -
                                                                                 -----------     -----------

   Total current liabilities..............................................           14,245.         11,394
                                                                                 -----------     -----------


Stockholders' equity:
Common stock-$.01 par value; 50,000,000 shares authorized; issued and
     outstanding 11,851,125 shares........................................              118             118
Additional paid-in capital................................................          250,904         250,904
Accumulated deficit.......................................................         (131,576)       (132,826)
Accumulated other comprehensive loss......................................             (284)            (97)
                                                                                 -----------     -----------
    Total stockholders' equity............................................          119,162         118,099
                                                                                 -----------     -----------

Total liabilities and stockholders' equity................................       $  133,407      $  129,493
                                                                                 ===========     ===========

          See accompanying notes to consolidated financial statements.
                                     Page 1

                           HCIA INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    Three months ended June 30, 1999 and 1998
                     (in thousands, except per share data)
                                   (Unaudited)

                                                                              1999            1998
Revenue.............................................................     $     16,657    $    16,363

Salaries, wages and benefits........................................            7,561          8,138
Other operating expenses............................................            5,193          5,505
Depreciation........................................................              845            940
Amortization........................................................            1,867          1,523
                                                                         -------------   ------------

      Operating income..............................................            1,191            257
Interest income.....................................................              137            119
Interest expense ...................................................               75             44
                                                                         -------------   ------------

       Income from continuing operations before income taxes........            1,253            332
Provision for income taxes..........................................              574             44
                                                                         -------------   ------------

       Income from continuing operations............................              679            288

Loss from discontinued operations, net of tax.......................                -           (219)
                                                                         -------------   ------------

       Net income ..................................................     $        679    $        69
                                                                         =============   ============


Income per share from continuing operations:

Basic net income per share                                               $       0.06    $      0.02
                                                                         =============   ============
Basic shares used in per share calculation                                     11,851         11,851
                                                                         =============   ============

Diluted net income per share                                             $       0.06    $      0.02
                                                                         =============   ============
Diluted shares used in per share calculation                                   11,947         11,872
                                                                         =============   ============

Income (loss) per share from discontinued operations:

Basic net income (loss) per share                                        $       0.00    $     (0.02)
                                                                         =============   ============
Basic shares used in per share calculation                                     11,851         11,851
                                                                         =============   ============

Diluted net income (loss) per share                                      $       0.00    $     (0.02)
                                                                         =============   ============
Diluted shares used in per share calculation                                   11,947         11,872
                                                                         =============   ============

Net income per share:

Basic net income per share                                               $       0.06    $      0.01
                                                                         =============   ============
Diluted net income per share                                             $       0.06    $      0.01
                                                                         =============   ============

          See accompanying notes to consolidated financial statements.
                                     Page 2

                           HCIA INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     Six months ended June 30, 1999 and 1998
                     (in thousands, except per share data)
                                   (Unaudited)

                                                                               1999            1998
Revenue..............................................................      $    32,829     $   31,301

Salaries, wages and benefits.........................................           15,308         16,135
Other operating expenses.............................................           10,489         10,659
Depreciation.........................................................            1,694          1,889
Amortization.........................................................            3,636          4,423
Impairment loss on intangible assets and restructuring charges.......                -         25,067
                                                                           ------------   ------------

      Operating income (loss) .......................................            1,702        (26,872)
Interest income......................................................              206            202
Interest expense ....................................................              130            124
                                                                           ------------   ------------

       Income (loss) from continuing operations before income tax....            1,778        (26,794)
Provision (benefit) for income taxes.................................              799         (3,589)
                                                                           ------------   ------------

       Income (loss) from continuing operations......................              979        (23,205)

Loss from discontinued operations, net of tax........................             (336)       (18,776)
Gain on sale of discontinued operations, net of tax..................              607              -
                                                                           ------------   ------------
       Income (loss) from discontinued operations....................              271        (18,776)

       Net income (loss).............................................      $     1,250    $   (41,981)
                                                                           ============   ============


Income (loss) per share from continuing operations:

Basic net income (loss) per share                                          $      0.08    $     (1.96)
                                                                           ============   ============
Basic shares used in per share calculation                                      11,851         11,851
                                                                           ============   ============

Diluted net income (loss) per share                                        $      0.08    $     (1.96)
                                                                           ============   ============
Diluted shares used in per share calculation                                    11,851         11,851
                                                                           ============   ============

Income (loss) per share from discontinued operations:

Basic net income (loss) per share                                          $      0.02    $     (1.58)
                                                                           ============   ============
Basic shares used in per share calculation                                      11,851         11,851
                                                                           ============   ============

Diluted net income (loss) per share                                        $      0.02    $     (1.58)
                                                                           ============   ============
Diluted shares used in per share calculation                                    11,851         11,851
                                                                           ============   ============

Net income (loss) per share:

Basic net income (loss) per share                                          $      0.11    $     (3.54)
                                                                           ============   ============
Diluted net income (loss) per share                                        $      0.11    $     (3.54)
                                                                           ============   ============

          See accompanying notes to consolidated financial statements.
                                     Page 3

                           HCIA INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CHANGES IN
                  STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
       Year ended December 31, 1998 and the six months ended June 30, 1999
                                 (in thousands)

                                                                                            Accumulated Other
                                                    Additional Paid-in                        Comprehensive   Comprehensive
                                    Common Stock         Capital       Accumulated Deficit    Income(Loss)    Income (Loss)
                                   --------------- ------------------- ------------------- ------------------ -------------
BALANCE AT DECEMBER 31, 1997        $         118  $           250,892 $          (84,179) $            (117)
                                   --------------- ------------------- ------------------- ------------------

Exercise of stock options                       -                   12                  -                  -              -

Comprehensive loss
   Net loss                                     -                    -            (48,647)                 -        (48,647)
   Other comprehensive loss
      Foreign currency translation              -                    -              -                      -             20
                                                                                                              --------------
   Other comprehensive loss                                                                               20             20
                                                                                                              --------------
Comprehensive loss                                                                                            $     (48,627)
                                                                                                              ==============

                                   --------------- ------------------- ------------------- ------------------
BALANCE AT DECEMBER 31, 1998        $         118  $           250,904 $         (132,826) $             (97)
                                   =============== =================== =================== ==================
Exercise of stock options                       -                    -                  -                  -              -

Comprehensive income
   Net income                                   -                    -              1,250                  -          1,250
   Other comprehensive loss
      Foreign currency translation              -                    -                  -                  -           (187)
                                                                                                              --------------
   Other comprehensive loss                                                                             (187)          (187)
                                                                                                              --------------
Comprehensive income                                                                                          $       1,063
                                                                                                              ==============

                                   --------------- ------------------- ------------------- ------------------
BALANCE AT JUNE 30, 1999
(Unaudited)                         $         118  $            250,904 $        (131,576) $            (284)
                                   =============== ==================== ================== ==================


                                   Total Stockholders'
                                          Equity
                                   -------------------
BALANCE AT DECEMBER 31, 1997       $           166,714
                                   -------------------

Exercise of stock options                           12

Comprehensive loss
   Net loss                                    (48,647)
   Other comprehensive loss
      Foreign currency translation                  20

   Other comprehensive loss

Comprehensive loss


                                    -------------------
BALANCE AT DECEMBER 31, 1998        $          118,099
                                    ===================
Exercise of stock options                            -

Comprehensive income
   Net income                                    1,250
   Other comprehensive loss
      Foreign currency translation                (187)

   Other comprehensive loss

Comprehensive income


                                    -------------------
BALANCE AT JUNE 30, 1999
(Unaudited)                         $          119,162
                                    ===================

          See accompanying notes to consolidated financial statements.
                                     Page 4

                           HCIA INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six months ended June 30, 1999 and 1998
                                 (in thousands)
                                  (Unaudited)


                                                                                        1999        1998
Cash flows from operating activities:
      Net income (loss).........................................................       $ 1,250     $(41,981)
      Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
            Gain on sale of discontinued operations.............................        (1,041)           -
            Depreciation and amortization.......................................         5,330        6,312
            Impairment loss on intangible assets and restructuring charges......             -       25,067
            Impairment loss on intangible assets and restructuring charges
               of discontinued operations                                                    -       25,754
            Deferred tax provision..............................................           786      (11,679)
            Changes in operating assets and liabilities:
               Accounts receivable..............................................          (919)       5,073
               Prepaid expenses and other current assets........................          (833)        (438)
               Accounts payable.................................................           812         (378)
               Accrued salaries, benefits and other liabilities.................           (25)        (244)
               Deferred revenue.................................................            77         (989)
                                                                                      ---------   ----------

                    Net cash provided by operating activities...................         5,437        6,497
                                                                                      ---------   ----------
Cash flows from investing activities:
      Purchases of furniture and equipment......................................          (591)        (488)
      Computer software purchased or capitalized................................        (3,872)      (3,800)
      Other intangible assets purchased or capitalized..........................          (458)        (590)
      Proceeds from sale of discontinued operations.............................         7,500            -
      Investment in net assets of discontinued operations.......................             -         (165)
      Net liabilities of discontinued operations................................        (3,222)           -
      Other.....................................................................          (614)         (40)
                                                                                      ---------   ----------
                    Net cash used in investing activities.......................        (1,257)      (5,083)
                                                                                      ---------   ----------
Cash flows from financing activities:
      Proceeds from exercise of stock options...................................             -           12
                                                                                      ---------   ----------

                     Net cash provided by financing activities..................             -           12
                                                                                      ---------   ----------

Impact of currency fluctuations on cash and cash equivalents....................          (187)         (51)
                                                                                      ---------   ----------
Increase in cash and cash equivalents ..........................................         3,993        1,375

Cash & cash equivalents - beginning of period...................................         7,343        5,580
                                                                                      ---------   ----------

Cash & cash equivalents - end of period.........................................      $ 11,336    $   6,955
                                                                                      =========   ==========

Supplemental cash flow information - cash paid during period for interest.......      $     63    $      63
                                                                                      =========   ==========
                                   - cash paid during period for income taxes...      $    181    $      31
                                                                                      =========   ==========

          See accompanying notes to consolidated financial statements.
                                     Page 5

                           HCIA INC. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999
                                   (Unaudited)

(1)   Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles. In the opinion of management, these statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial condition, results of operations, changes in stockholders' equity and comprehensive loss and cash flows for the periods presented. The results of operations for the period ended June 30, 1999 may not be indicative of the results that may be expected for the full year ending December 31, 1999. These financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of the Company for the year ended December 31, 1998 as contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (1934 Act File No. 0-25378).

(2)   Impairment Loss on Intangible Assets and Restructuring Charges

During the three months ended March 31, 1998, the Company recorded an impairment loss on intangible assets and restructuring charges of approximately $50.8 million. Approximately $50.0 million of the charges represented the write-down of certain intangible assets. This write-down arose primarily due to the failure of the Company's Content Unit to execute agreements with customers for large-scale custom solutions and the Company's determination that the Unit's revenue which could be anticipated from future agreements of this type, was significantly less than had been previously anticipated. As the products marketed by the Content Unit were intended to integrate the products and technologies of the Company's other business units, this determination resulted in a reduced expectation of future cash flows from the Company's intangible assets across most of its business units and, accordingly, an impairment in value of these intangible assets. The remainder of the charges, totaling approximately $800,000, related primarily to accruals for the cost of employee severance and facilities reductions. As of June 30, 1999, substantially all of the accruals had been used. The following table summarizes the impairment loss on intangible assets and computer software costs:

                                                             Post-Charge
                            Pre-Charge                      Net Book Value
        Asset             Net Book Value     Write Down     as of 3/31/98
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

(3)   Income Taxes

During the quarter ended March 31, 1998, the Company recorded a valuation allowance of $5.0 million to reduce the carrying value of its deferred tax asset to an amount management believed was realizable through future taxable income. As of June 30, 1999, the total valuation allowance was $8.4 million.

(4)   Segment Information

Effective December 31, 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which requires that the Company report information about its operating segments. The Company's three operating segments, Content, Managed Care/Pharmaceutical and HCIA Europe, each have separate management teams and offer different products and services.

The Content Unit builds, manages and maintains comparative databases. The Managed Care/Pharmaceutical Unit helps pharmaceutical companies, employers, managed care organizations and indemnity insurers better manage the overall health status and costs of a covered population by providing medical resource usage and outcomes information. HCIA Europe provides clinical, financial, and operational efficiency analyses to hospitals and health care purchasers outside of the United States.

The Company evaluates the performance of its operating segments based on contribution margin. Contribution margin includes direct payroll costs and other direct costs, but does not include any corporate allocations of overhead costs, nonrecurring items, interest income, interest expense, amortization or depreciation. Certain 1998 amounts have been reclassified to conform with the 1999 presentation.

Summarized financial information regarding the Company's operating segments is shown in the following table. The "Corporate Costs" column includes corporate related items, results of insignificant operations and income and expense not allocated to operating segments. There are no material inter-segment revenues or receivables.

                                               Managed Care/
                                    Content    Pharmaceutical   HCIA Europe  Corporate Costs   Consolidated
                                  ----------   --------------   -----------  ---------------   ------------
Three months ended June 30, 1999
Revenue                          $ 7,443,943    $ 7,612,691    $ 1,600,310              -      $16,656,944
Contribution                       3,230,946      3,426,926        579,103     (6,045,669)       1,191,306
Accounts Receivable               13,792,189      9,272,848      1,531,723              -       24,596,760

Three months ended June 30, 1998
Revenue                            8,375,161      6,312,648      1,675,184              -       16,362,993
Contribution                       4,301,000      2,188,000        502,855     (6,734,440)         257,415
Accounts Receivable               15,500,488      7,261,970      1,266,504              -       24,028,962

Six months ended June 30, 1999
Revenue                           15,654,620     14,055,566      3,119,558              -       32,829,744
Contribution                       7,135,402      5,708,867      1,031,563    (12,173,042)       1,702,790

Six months ended June 30, 1998
Revenue                           15,938,425     11,942,463      3,420,387              -       31,301,275
Contribution                       7,987,000      4,128,000        994,809    (14,914,798)      (1,804,989)


(5)   New Accounting Pronouncements

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

(6)   Earnings Per Share

The Company calculates earnings per share in accordance with SFAS No.128, "Earnings Per Share". Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the numerator and the denominator of the basic EPS calculation for the effect of all potential dilutive common shares outstanding during the period. For the six months ended June 30, 1999 and 1998, there were no potentially dilutive common shares and, accordingly, Basic EPS was equal to Diluted EPS. For the three months ended June 30, 1999 and 1998, the calculation of earnings per share is summarized as follows:

                         For the three months ended          For the three months ended
                               June 30, 1999                       June 30, 1998

                       Income      Shares    Per Share     Income      Shares    Per Share
                     (Numerator)(Denominator)  Amount    (Numerator)(Denominator)  Amount

Basic EPS                679       11,851      0.06         69          11,851     0.01
                     ---------------------------------   ---------------------------------
Incremental shares
from assumed
exercise of dilutive
options and warrants       -           96         -          -              21        -
                     ---------------------------------   ---------------------------------
Diluted EPS              679       11,947      0.06         69          11,872     0.01
                     ---------------------------------   ---------------------------------

(7)   Subsequent Event

The Company filed a Form 8-K on August 12, 1999, in connection with its entering into an Agreement and Plan of Reorganization dated August 11, 1999 with VS&A Communications Partners III, L.P., VS&A-HCTA, L.L.C. and VS&A-HCIA, Inc.

Item 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

REVENUE. Revenue for the three months ended June 30, 1999 was $16.7 million, an increase of $300,000 or 1.8% over the three months ended June 30, 1998. The increase was the result of a $1.3 million increase in revenue from the Company's Managed Care Unit, which was partially offset by a $1.0 million decrease in revenue from the Company's Content Unit. The revenue increase was the result of the expansion of the Company's services to the employer and pharmaceutical markets. The revenue decrease was the result of the timing of certain product releases as well as lower levels of sales to the Company's hospital customers.

SALARIES, WAGES AND BENEFITS. Salaries, wages and benefits were $7.6 million or 45% of revenue for the three months ended June 30, 1999 as compared to $8.1 million or 50% of revenue for three months ended June 30, 1998. This decrease was primarily the result of the Company's restructuring of operations during 1998.

OTHER OPERATING EXPENSES. Other operating expenses, which include facility costs, royalty payments, production costs, travel and consulting expenses, were $5.2 million or 31% of revenue for the three months ended June 30, 1999 as compared to $5.5 million or 34% of revenue for the three months ended June 30, 1998. The decrease in other operating expenses was the result of lower occupancy and employee related costs as the result of the Company's restructuring of operations in 1998.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization were $2.7 million or 16% of revenue for the three months ended June 30, 1999, as compared to $2.5 million or 15% of revenue for the three months ended June 30, 1998. This increase was a result of a higher capitalized software base in 1999, partially offset by the effect of the write-off of certain equipment in 1998.

INTEREST INCOME AND EXPENSE. Net interest income was $62,000 for the three months ended June 30, 1999 compared with net interest income of $75,000 for the three months ended June 30, 1998. This decrease was the result of increased interest expense, partially offset by an increase in interest income associated with a higher invested balance in 1999.

INCOME TAXES. The Company's effective tax rate was 45.8% for the three months ended June 30, 1999, compared with 13.3% for the three months ended June 30, 1998. The higher rate in 1999 is due primarily to the effect of the write-off of the intangible assets associated with the impairment loss in 1998 and the effects of interperiod tax allocations on the Company's 1999 tax provision.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

REVENUE. Revenue for the six months ended June 30,1999 was $32.8 million, an increase of $1.5 million or 4.9% over the six months ended June 30, 1998. The increase was the result of a $2.1 million increase in revenue from the Company's Managed Care Unit, which was partially offset by a $300,000 decrease in revenue from HCIA Europe and a $300,000 decrease in revenue from the Company's Content Unit. Revenue increases were the result of the expansion of the Company's service to the employer and pharmaceutical markets. The revenue decreases were the result of lower levels of sales to the Company's hospital customers.

SALARIES, WAGES AND BENEFITS. Salaries, wages and benefits were $15.3 million or 47% of revenue for the six months ended June 30, 1999 as compared to $16.1 million or 52% of revenue for six months ended June 30, 1998. This decrease was primarily the result of the Company's restructuring of operations during 1998.

OTHER OPERATING EXPENSES. Other operating expenses, which include facility costs, royalty payments, production costs, travel and consulting expenses, were $10.5 million or 32% of revenue for the six months ended June 30, 1999 as compared to $10.7 million or 34% of revenue for the six months ended June 30, 1998. The decrease in other operating expenses was the result of lower occupancy and employee related costs as a result of the Company's restructuring of operations during 1998.

DEPRECIATION AND AMORTIZATION. Depreciation and amortization were $5.3 million or 16% of revenue for the six months ended June 30, 1999, as compared to $6.3 million or 20% of revenue for the six months ended June 30, 1998. This decrease was a result of the effect of the write-off of certain intangible assets and equipment in 1998.

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

INTEREST INCOME AND EXPENSE. Net interest income was $76,000 for the six months ended June 30, 1999 compared with net interest income of $78,000 for the six months ended June 30, 1998.

INCOME TAXES. During the quarter ended March 31, 1998, the Company recorded a valuation allowance of $5.0 million to reduce the carrying value of its deferred tax asset to an amount management believed was realizable through future taxable income. Exclusive of this valuation allowance, the Company's effective tax rate was 13.4% for the six months ended June 30, 1998, compared with 44.9% for the six months ended June 30, 1999. The higher rate in 1999 is due primarily to the effect of the write-off of the intangible assets associated with the impairment loss in 1998 and the effects of interperiod tax allocations on the Company's 1999 tax provision.

DISCONTINUED OPERATIONS. The Company decided to discontinue operations of its Implementation Unit during the quarter ended December 31, 1998 and as of March 31, 1999, the Company sold the Unit. Revenues for the Implementation Unit were $1.0 million and $2.6 million for the three months ended March 31, 1999 and 1998, respectively. During the three months ended March 31, 1999, the Implementation Unit had net income of $271,000 which included a $607,000 gain on the sale and a $(336,000) loss from operations. During the three months ended March 31, 1998, the Unit had a net loss of $(19.2) million including pre-tax impairment losses on intangible assets and related restructuring charges of $25.7 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company maintains a $25 million revolving line of credit (subject to certain borrowing limitations) with First Union National Bank ("First Union") for general corporate purposes including working capital requirements and acquisitions. Borrowings under this line are collateralized by substantially all of the Company's assets and bear interest at varying rates based on an index tied to First Union's prime rate or LIBOR. The Company is required to pay a commitment fee on the average daily unused portion of the facility at a rate from 0.25% to 0.375% per annum, depending on the Company's debt/cash flow ratio. The credit facility also contains financial covenants applicable to the Company, including debt/cash flow ratios and ratios of debt to capital. As of June 30, 1999, the Company was in compliance with all such financial covenants and had a maximum borrowing capacity of approximately $ 11.3 million, and there were no borrowings outstanding under the facility. The credit facility expires on July 31, 2001.

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

The Company has substantially completed the evaluation of its own data processing systems and software products, and has begun remediation of these systems and products. The Company has also substantially completed its evaluation of third-party software products used by the Company. The Company believes that as of June 30, 1999, it has completed approximately 95% of its total expected efforts and has certified as Year 2000 compliant approximately 73% of its data processing systems, software products and third-party software, and that it will complete remediation of substantially all of these systems, products and software by September 30, 1999. It is the Company's goal, and the Company's Year 2000 work plans have been scheduled, to finish Year 2000 remediation and certification of all of its data processing, software products and third-party software by no later than October 31, 1999.

The Company has not undertaken a substantial effort to certify the Year 2000 compliance on non-information technology systems, but intends to focus on these systems during the second half of 1999.

Through June 30, 1999, the Company has expended approximately $675,000 on Year 2000 remediation efforts, primarily as the result of allocation of personnel to evaluation, remediation and certification efforts, that it would not have otherwise expended but for the Year 2000 remediation process. The Company believes that it will expend an additional $75,000 on such Year 2000 remediation efforts through 1999. The Company has not, to any material extent, scheduled the acceleration of the replacement of any systems or products as a result of the Year 2000 effort, but has instead been able to schedule such replacement or remediation as part of the planned updates and revisions to its systems and products. The Company intends to have completed the development of all systems which will replace existing non compliant systems by September 30, 1999.

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

The Company is in the process of finalizing contingency plans for its "mission-critical" systems and products which were not certified as Year 2000 compliant as of June 30, 1999. The Company plans to finalize contingency plans for non-"mission-critical" systems and products by December 31, 1999. It should be noted that because most of the Company's data processing and information product releases involve data which trails the calendar period by one to three months, the full effect of any failure of the Company's systems or products to be Year 2000 compliant would most likely not be experienced until the first quarter of 2000.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable

PART II  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      The Company's Annual Meeting of Stockholders was held on May 5, 1999 at the corporate headquarters of the Company. The stockholders elected all of the Company's nominees for director and approved the appointment of KPMG Peat Marwick LLP as the Company's independent auditors for 1999. The votes were as follows:

1.    ELECTION OF DIRECTORS

      NOMINEE                             FOR           WITHHELD

      Richard A. Berman                  9,076,698       152,037
      Phillip B. Lassiter                9,076,548       149,187

2.    APPOINTMENT OF KPMG PEAT MARWICK LLP

         FOR               AGAINST               ABSTAIN
      9,127,669            70,963                30,103


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(B) REPORTS ON FORM 8-K

     The Company filed a Form 8-K on August 12, 1999, in connection with its entering into an Agreement and Plan of Reorganization dated August 11, 1999 with VS&A Communications Partners III, L.P., VS&A-HCIA, L.L.C. and VS&A-HCIA, Inc.

                                   SIGNATURES





      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          HCIA Inc.
                                          (Registrant)


Date: August 13, 1999

                                    By:   Barry C. Offutt
                                          ----------------------------
                                          Barry C. Offutt
                                          Senior Vice President and
                                          Chief Financial Officer
                                          (principal financial officer)