Form 10-Q/A
period 1999-03-31
HCIA INC
filed 1999-10-04
CIK 935001

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934 For the Quarterly Period Ended March 31, 1999
                                                          --------------
                                   OR

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

The Content Unit builds, manages and maintains comparative databases. The Managed Care/ Pharmaceutical Unit helps pharmaceutical companies, employers, managed care organizations and indemnity insurers better manage the overall health status and costs of a covered population by providing medical resource usage and outcomes information. HCIA Europe provides clinical, financial, and operational efficiency analyses to hospitals and health care purchasers outside of the United States.

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

                                                            Managed Care/
                                            Content         Pharmaceutical  HCIA Europe   Corporate Costs    Consolidated
                                            -------         --------------  -----------   ---------------    ------------
THREE MONTHS ENDED MARCH 31, 1999
Revenue                                    $ 8,210,000    $   6,443,000   $   1,519,000               -        16,172,000
Contribution                                 3,904,000        2,282,000         452,000      (6,127,000)          511,000
Accounts Receivable                         13,126,000        9,857,000       1,359,000                -       24,342,000

THREE MONTHS ENDED MARCH 31, 1998
Revenue                                      7,563,000       5,630,000       1,745,000                -       14,938,000
Contribution                                 3,686,000       1,940,000         492,000      (8,180,000)      (2,062,000)
Accounts Receivable                         20,278,000       5,596,000         868,000                -       26,742,000

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Not applicable

 PART II  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(B) REPORTS ON FORM 8-K

                  None

                               SIGNATURES


                  Pursuant to the requirements of the Securities
Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned thereunto duly authorized.




                                           HCIA Inc.
                                           (Registrant)


Date:    October 4, 1999

                                       By:
                                           ________________________________
                                           Barry C. Offutt
                                           Senior Vice President and
                                           Chief Financial Officer
                                           (principal financial officer)