Form 10-Q
period 1999-09-30
HCIA INC
filed 1999-11-15
CIK 935001

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



[ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934 For the Quarterly Period Ended September 30, 1999
                                                    ------------------

                                       OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________________________ to
___________________



                         Commission File Number 0-25378

                                    HCIA INC.
                                    ---------

             (Exact name of registrant as specified in its charter)



            Maryland                                            52-1407998
            --------                                            ----------

  (State or other jurisdiction                               (I.R.S. Employer
        of incorporation)                                 Identification Number)

300 East Lombard Street, Baltimore, Maryland                      21202
--------------------------------------------                      -----
  (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code          (410) 895-7470
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


                      YES                      NO      X
                         ----------               ----------

Indicate the number of shares outstanding of each of the registrant's classes of common stock, at November 1, 1999:

Class:   Common Stock                       Number of Shares: 11,857,725
                                                              ----------

                           HCIA INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                 (in thousands)

Part 1
Item 1.   Financial Statements

                                                                                        1999                1998
                                                                                     (Unaudited)

ASSETS
Current assets:
     Cash and cash equivalents..................................................   $      10,262        $      7,343
     Trade accounts receivable, net of allowance for doubtful accounts
     of $1,414 in 1999 and $1,816 in 1998.......................................          25,911              23,677
     Prepaid expenses and other current assets..................................           3,702               2,619
                                                                                   --------------       --------------
          Total current assets..................................................          39,875              33,639

Furniture and equipment, net....................................................           6,605               8,325
Computer software costs, net....................................................          13,568              10,525
Other intangible assets, net....................................................          36,264              38,366
Net deferred tax asset..........................................................          35,581              36,719
Other assets....................................................................           1,321                 556
Net assets of discontinued operations...........................................               -               1,363
                                                                                   --------------       -------------
          Total assets..........................................................   $     133,214        $    129,493
                                                                                   ==============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable................................................................   $       1,417        $      1,219
Accrued salaries, benefits and other liabilities................................           8,609               8,879
Deferred revenue................................................................           1,549               1,296
Net liabilities of discontinued operations......................................           1,969                   -
                                                                                   --------------       -------------
          Total current liabilities.............................................          13,544              11,394
                                                                                   --------------       -------------

Stockholders' equity:
Common stock-$.01 par value; 50,000,000 shares authorized; issued and
     outstanding 11,857,725 shares..............................................             118                 118
Additional paid-in capital......................................................         250,945             250,904
Accumulated deficit.............................................................        (131,236)           (132,826)
Accumulated other comprehensive loss............................................            (157)                (97)
                                                                                   ---------------       -------------
          Total stockholders' equity............................................         119,670             118,099
                                                                                   ---------------       -------------

Total liabilities and stockholders equity.......................................    $    133,214          $  129,493
                                                                                   ===============       =============

          See accompanying notes to consolidated financial statements.
                                     Page 1

                           HCIA INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 Three months ended September 30, 1999 and 1998
                     (in thousands, except per share data)
                                  (Unaudited)

                                                                                        1999                1998

Revenue.........................................................................    $     16,150        $     15,859

Salaries, wages and benefits....................................................           7,293               8,481
Other operating expenses........................................................           5,368               5,939
Depreciation....................................................................             827                 924
Amortization....................................................................           2,009               1,598
                                                                                -----------------       -------------

      Operating income (loss) ..................................................             653              (1,083)
Interest income.................................................................             129                  97
Interest expense ...............................................................              94                  86
                                                                                ------------------      -------------

       Income (loss) from continuing operations before income taxes.............             688              (1,072)
Provision (benefit) for income taxes............................................             348                (144)
                                                                                ------------------      --------------

       Income (loss) from continuing operations.................................             340                (928)

Income from discontinued operations, net of tax.................................               -                 288
                                                                                ------------------      --------------

       Net income (loss)........................................................    $        340        $       (640)
                                                                                ==================      ==============


Income (loss) per share from continuing operations:

   Basic net income (loss) per share                                                $       0.03       $       (0.08)
                                                                                ==================      ==============
   Basic shares used in per share calculation                                             11,851              11,851
                                                                                ==================      ==============

   Diluted net income (loss) per share                                              $       0.03       $       (0.08)
                                                                                ==================      ==============
   Diluted shares used in per share calculation                                           12,199              11,851
                                                                                ==================      ==============

Income per share from discontinued operations:

   Basic net income per share                                                       $       0.00       $        0.02
                                                                                ==================      ==============
   Basic shares used in per share calculation                                             11,851              11,851
                                                                                ==================      ==============

   Diluted net income per share                                                     $       0.00       $        0.02
                                                                                ==================      ==============
   Diluted shares used in per share calculation                                           12,199              11,851
                                                                                ==================      ==============

Net income (loss) per share:

   Basic net income (loss) per share                                                $       0.03       $       (0.05)
                                                                                ==================      ==============
   Diluted net (loss) income per share                                              $       0.03       $       (0.05)
                                                                                ==================      ==============

          See accompanying notes to consolidated financial statements.

                           HCIA INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                  Nine months ended September 30, 1999 and 1998
                     (in thousands, except per share data)
                                  (Unaudited)

                                                                                        1999                1998

Revenue.........................................................................    $     48,979      $  47,160

Salaries, wages and benefits....................................................          22,601         24,616
Other operating expenses........................................................          15,857         16,598
Depreciation....................................................................           2,521          2,813
Amortization....................................................................           5,645          6,021
Impairment loss on intangible assets and restructuring charges..................               -         25,067
                                                                                    -------------    ------------

      Operating income (loss) ..................................................           2,355        (27,955)
Interest income.................................................................             335            299
Interest expense ...............................................................             224            211
                                                                                    -------------    ------------

       Income (loss) from continuing operations before income taxes.............           2,466        (27,867)
Provision (benefit) for income taxes............................................           1,147         (3,733)
                                                                                    -------------    ------------
       Income (loss) from continuing operations.................................           1,319        (24,134)

Loss from discontinued operations, net of tax...................................            (336)       (18,488)
Gain on sale of discontinued operations, net of tax.............................             607              -
                                                                                    -------------    ------------
       Income (loss) from discontinued operations...............................             271        (18,488)

       Net income (loss)........................................................    $      1,590      $ (42,622)
                                                                                    =============    ============


Income (loss) per share from continuing operations:

    Basic net income (loss) per share                                               $       0.11      $   (2.04)
                                                                                    =============     ===========
    Basic shares used in per share calculation                                            11,851          11,851
                                                                                    =============     ===========

    Diluted net income (loss) per share                                             $       0.11      $    (2.04)
                                                                                    =============     ============
    Diluted shares used in per share calculation                                          11,965          11,851
                                                                                    =============     ============

Income (loss) per share from discontinued operations:

    Basic net income (loss) per share                                               $       0.02       $   (1.56)
                                                                                    =============      ===========
    Basic shares used in per share calculation                                            11,851          11,851
                                                                                    =============      ===========

    Diluted net income (loss) per share                                             $       0.02       $   (1.56)
                                                                                    =============      ===========
    Diluted shares used in per share calculation                                          11,965          11,851
                                                                                    =============      ===========

Net income (loss) per share:

    Basic net income (loss) per share                                               $       0.13       $   (3.60)
                                                                                    =============      ===========
    Diluted net income (loss) per share                                             $       0.13       $   (3.60)
                                                                                    =============      ===========

          See accompanying notes to consolidated financial statements.

                           HCIA INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
   Year ended December 31, 1998 and the nine months ended September 30, 1999
                                 (in thousands)
                                                    ADDITIONAL                ACCUMULATED OTHER
                                                     PAID-IN    ACCUMULATED     COMPREHENSIVE    COMPREHENSIVE  TOTAL STOCKHOLDERS'
                                      COMMON STOCK   CAPITAL      DEFICIT       INCOME (LOSS)    INCOME (LOSS)        EQUITY
                                      ------------  ----------  ------------  -----------------  -------------  --------------------
BALANCE AT DECEMBER 31, 1997             $ 118      $ 250,892    $ (84,179)        $ (117)                          $ 166,714
                                      ---------------------------------------------------------                  -------------------

Exercise of stock options                    -             12            -              -                 -                 12

Comprehensive loss
   Net loss                                  -              -      (48,647)             -            (48,647)          (48,647)
   Other comprehensive loss
      Foreign currency translation           -              -            -              -                 20                20
                                                                                                   ------------
   Other comprehensive loss                                                            20                 20
                                                                                                   ------------
Comprehensive loss                                                                                 $ (48,627)
                                                                                                   ============

                                      ----------------------------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998             $ 118      $ 250,904    $(132,826)        $  (97)                           $ 118,099
                                      ==============================================================================================

Exercise of stock options                    -             41            -              -                                   41

Comprehensive income
   Net income                                -              -        1,590              -              1,590             1,590
   Other comprehensive loss
      Foreign currency translation           -              -            -              -                (60)              (60)
                                                                                                    ------------
   Other comprehensive loss                                                           (60)               (60)
                                                                                                    ------------
Comprehensive income                                                                                 $ 1,530
                                                                                                    ============

                                      --------------------------------------------------------------            --------------------
BALANCE AT SEPTEMBER 30, 1999
(Unaudited)                               $ 118     $ 250,945    $ (131,236)       $ (157)                           $ 119,670
                                      ==============================================================            ====================

          See accompanying notes to consolidated financial statements.
                                     Page 4

                           HCIA INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Nine months ended September 30, 1999 and 1998
                                 (in thousands)
                                  (Unaudited)

                                                                                        1999                1998
Cash flows from operating activities:
      Net income (loss).........................................................      $    1,590         $   (42,622)
      Adjustments to reconcile net income (loss) to net cash
         provided by operating activities:
            Gain on sale of discontinued operations.............................          (1,041)                  -
            Depreciation and amortization.......................................           8,166               8,834
            Impairment loss on intangible assets and restructuring charges......               -              25,067
            Impairment loss on intangible assets and restructuring charges......
               of discontinued operations                                                      -              25,754
            Deferred tax provision..............................................           1,138             (12,074)
            Changes in operating assets and liabilities:
               Accounts receivable..............................................          (2,234)              5,250
               Prepaid expenses and other current assets........................            (970)               (158)
               Accounts payable.................................................             198                  55
               Accrued salaries, benefits and other liabilities.................            (270)               (681)
               Deferred revenue.................................................             253              (1,160)
                                                                                       -------------      ------------

                    Net cash provided by operating activities...................           6,830               8,265
                                                                                       -------------      ------------

Cash flows from investing activities:
      Purchases of furniture and equipment......................................            (801)               (639)
      Computer software purchased or capitalized................................          (5,785)             (5,407)
      Other intangible assets purchased or capitalized..........................            (801)               (866)
      Proceeds from sale of discontinued operations.............................           7,500                   -
      Investment in net assets of discontinued operations.......................               -                  (7)
      Net liabilities of discontinued operations................................          (3,240)                  -
      Other.....................................................................            (765)                (40)
                                                                                       -------------      ------------
                    Net cash used in investing activities.......................          (3,892)             (6,959)
                                                                                       -------------      ------------

Cash flows from financing activities:
      Proceeds from exercise of stock options...................................              41                  12
                                                                                       -------------      ------------

                     Net cash provided by financing activities..................              41                  12
                                                                                       -------------      ------------

Impact of currency fluctuations on cash and cash equivalents....................             (60)                 (9)
                                                                                       -------------      ------------
Increase in cash and cash equivalents ..........................................           2,919               1,309

Cash & cash equivalents - beginning of period...................................           7,343               5,580
                                                                                       -------------      ------------

Cash & cash equivalents - end of period.........................................        $ 10,262            $  6,889
                                                                                       =============      ============

Supplemental cash flow information - cash paid during period for interest               $    114            $    111
                                                                                       =============      ============
                                   - cash paid during period for income taxes           $    181            $     80
                                                                                       =============      ============

          See accompanying notes to consolidated financial statements.

                           HCIA INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999

                                   (Unaudited)
(1)      Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with generally accepted accounting principles. In the opinion of management, these statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the Company's financial condition, results of operations, changes in stockholders' equity and comprehensive loss and cash flows for the periods presented. The results of operations for the period ended September 30, 1999 may not be indicative of the results that may be expected for the full year ending December 31, 1999. These financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of the Company for the year ended December 31, 1998 as contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 (1934 Act File No. 0-25378).

(2)      Impairment Loss on Intangible Assets and Restructuring Charges

During the three months ended March 31, 1998, the Company recorded an impairment loss on intangible assets and restructuring charges of approximately $50.8 million. Approximately $50.0 million of the charges represented the write-down of certain intangible assets. This write-down arose primarily due to the failure of the Company's Content Unit to execute agreements with customers for large-scale custom solutions and the Company's determination that the Unit's revenue which could be anticipated from future agreements of this type, was significantly less than had been previously anticipated. As the products marketed by the Content Unit were intended to integrate the products and technologies of the Company's other business units, this determination resulted in a reduced expectation of future cash flows from the Company's intangible assets across most of its business units and, accordingly, an impairment in value of these intangible assets. The remainder of the charges, totaling approximately $800,000, related primarily to accruals for the cost of employee severance and facilities reductions. As of September 30, 1999, substantially all of the accruals had been used. The following table summarizes the impairment loss on intangible assets and computer software costs:

                              Pre-Charge                           Post-Charge
    Asset                   Net Book Value     Write Down        Net Book Value
                                                                  as of 3/31/98
--------------------------------------------------------------------------------
Databases                    $  2,871,000     $  1,649,000      $  1,222,000
CPHA License                    9,113,000          ----            9,113,000
Goodwill                       46,326,000       20,644,000        25,682,000
Customer Bases                  2,987,000        2,028,000           959,000
Methodologies                   3,549,000        2,355,000         1,194,000
Assembled Workforce             3,266,000        1,751,000         1,515,000
Tradename                       1,029,000        1,029,000            ----
Software                       28,106,000       20,567,000         7,539,000
                          ======================================================
                             $ 97,247,000    $ 50,023,000       $ 47,224,000
                          ======================================================

The charges have been allocated to continuing operations ($25.1 million) and discontinued operations ($25.7 million) based on the nature of the assets and operations incurring the charge.

(3)      Income Taxes

During the quarters ended March 31, 1998 and September 30, 1998, the Company recorded valuation allowances of $5.0 million and $1.4 million, respectively to reduce the carrying value of its deferred tax asset to an amount management believed was realizable through future taxable income. As of September 30, 1999, the total valuation allowance was $8.4 million.

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

                                                        Managed Care/
                                            Content     Pharmaceutical    HCIA Europe       Corporate Costs         Consolidated
                                            -------     --------------    -----------       ---------------         ------------

Three months ended September 30, 1999
Revenue                                   $ 6,516,000    $   7,925,000   $   1,709,000           $       -          $  16,150,000
Contribution                                2,453,000        3,695,000         222,000          (5,717,000)               653,000
Accounts Receivable                        13,569,000       10,896,000       1,446,000                   -             25,911,000

Three months ended September 30, 1998
Revenue                                     7,676,000        6,757,000       1,426,000                   -             15,859,000
Contribution                                3,333,000        2,559,000         385,000          (7,360,000)            (1,083,000)
Accounts Receivable                        18,789,000        6,237,000       1,248,000                                 26,274,000

Nine months ended September 30, 1999
Revenue                                    22,170,000       21,981,000       4,828,000                   -             48,979,000
Contribution                                9,588,000        9,404,000       1,253,000         (17,890,000)             2,355,000

Nine months ended September 30, 1998
Revenue                                    23,614,000       18,700,000       4,846,000                   -             47,160,000
Contribution                               11,320,000        6,687,000       1,380,000         (22,275,000)            (2,888,000)

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


(6)      Earnings Per Share

The Company calculates earnings per share in accordance with SFAS No.128, "Earnings Per Share". Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the applicable period. Diluted EPS is calculated after adjusting the numerator and the denominator of the basic EPS calculation for the effect of all potential dilutive common shares outstanding during the period. For the three months ended September 30, 1999 and 1998, the calculation of earnings per share is summarized as follows:

                                      For the three months ended                      For the three months ended

                                            September 30, 1999                              September 30, 1998

                                Income          Shares        Per Share           Income           Shares        Per Share
                              (Numerator)   (Denominator)      Amount           (Numerator)    (Denominator)       Amount
                             ---------------------------------------------      ------------------------------------------
Basic EPS                        $340           11,851         $0.03              $(640)           11,851         $(0.05)

Incremental shares
from assumed
exercise of dilutive
options and warrants                               348
                             ---------------------------------------------      ------------------------------------------

Diluted EPS                      $340           12,199         $0.03              $(640)           11,851         $(0.05)
                             ---------------------------------------------      ------------------------------------------

For the nine months ended September 30, 1999 and 1998, the calculation of earnings per share is summarized as follows:



                                      For the nine months ended                       For the nine months ended

                                          September 30, 1999                               September 30, 1998

                                Income          Shares        Per Share            Income         Shares       Per Share
                              (Numerator)   (Denominator)      Amount            (Numerator)  (Denominator)     Amount
                             ---------------------------------------------      -------------------------------------------

Basic EPS                       $1,590           11,851         $0.13             $(42,622)         11,851       $(3.60)

Incremental shares
from assumed
exercise of dilutive
options and warrants                                114
                             ---------------------------------------------      -------------------------------------------

Diluted EPS                      $1,590          11,965         $0.13             $(42,622)         11,851       $(3.60)
                             ---------------------------------------------      -------------------------------------------

(7) Other Matters

The Company has entered into an Amended and Restated Agreement and Plan of Reorganization with VS&A Communications Partners III, L.P., VS&A-HCIA, L.L.C. and VS&A-HCIA, Inc., dated October 11, 1999. Under the terms of the agreement, each share of HCIA Common Stock will be converted to the right to receive $11.00 cash. The transaction is subject to the approval of HCIA's shareholders and a vote on the transaction is scheduled for November 17, 1999. If approved by the HCIA shareholders, the transaction is expected to close on or about November 23, 1999.

Item 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Three months ended September 30, 1999 compared to three months ended September 30, 1998

Revenue. Revenue for the three months ended September 30, 1999 was $16.2 million, an increase of $300,000 or 1.8% over the three months ended September 30, 1998. The increase was the result of a $1.2 million increase in revenue from the Company's Managed Care/Pharmaceutical Unit and a $300,000 increase in revenue from HCIA Europe, which was partially offset by a $1.2 million decrease in revenue from the Company's Content Unit. The revenue increase in the Managed Care/Pharmaceutical Unit was primarily the result of the expansion of the Company's services to the pharmaceutical markets. The revenue increase in HCIA Europe was primarily the result of the expansion of the Company's services into an additional country. The revenue decrease in the Content unit was primarily the result of a large license fee which occurred in the third quarter of 1998 and did not recur in 1999.

Salaries, Wages and Benefits. Salaries, wages and benefits were $7.3 million or 45% of revenue for the three months ended September 30, 1999 as compared to $8.5 million or 53% of revenue for three months ended September 30, 1998. This decrease was primarily the result of the Company's restructuring of operations during 1998.

Other Operating Expenses. Other operating expenses, which include facility costs, royalty payments, production costs, travel and consulting expenses, were $5.4 million or 33% of revenue for the three months ended September 30, 1999 as compared to $5.9 million or 37% of revenue for the three months ended September 30, 1998. The decrease in other operating expenses was the result of lower occupancy and employee related costs as the result of the Company's restructuring of operations in 1998.

Depreciation and Amortization. Depreciation and amortization were $2.8 million or 18% of revenue for the three months ended September 30, 1999, as compared to $2.5 million or 16% of revenue for the three months ended September 30, 1998. This increase was a result of a higher capitalized software base in 1999, partially offset by the effect of the write-off of certain equipment in 1998.

Interest Income and Expense. Net interest income was $35,000 for the three months ended September 30, 1999 compared with net interest income of $11,000 for the three months ended September 30, 1998. This increase was the result of an increase in interest income associated with a higher invested balance in 1999.

Income Taxes. During the quarter ended September 30, 1998, the Company recorded a valuation allowance of $1.4 million to reduce the carrying value of its deferred tax asset to an amount management believed was realizable through future taxable income. Exclusive of this valuation allowance, the Company's effective tax rate was 144% for the three months ended September 30, 1998, compared with 50.6% for the three months ended September 30, 1999. The higher rate in 1998 is due primarily to the effect of the write-off of the intangible assets associated with the impairment loss in 1998 and the effects of interperiod tax allocations on the Company's tax provisions.

Nine months ended September 30, 1999 compared to nine months ended September 30, 1998

Revenue. Revenue for the nine months ended September 30,1999 was $49.0 million, an increase of $1.8 million or 3.9% over the nine months ended September 30, 1998. The increase was the result of a $3.3 million increase in revenue from the Company's Managed Care/Pharmaceutical Unit, which was partially offset by a $1.5 million decrease in revenue from the Company's Content Unit. The revenue increase in the Managed Care/Pharmaceutical Unit was primarily the result of the expansion of the Company's services to the employer and pharmaceutical markets. The revenue decrease in the Content Unit was the result of lower levels of sales to the Company's hospital clients as well as lower levels of sales of certain of the Company's syndicated data products.

Salaries, Wages and Benefits. Salaries, wages and benefits were $22.6 million or 46% of revenue for the nine months ended September 30, 1999 as compared to $24.6 million or 52% of revenue for the nine months ended September 30, 1998. This decrease was primarily the result of the Company's restructuring of operations during 1998.

Other Operating Expenses. Other operating expenses, which include facility costs, royalty payments, production costs, travel and consulting expenses, were $15.9 million or 32% of revenue for the nine months ended September 30, 1999 as compared to $16.6 million or 35% of revenue for the nine months ended September 30, 1998. The decrease in other operating expenses was the result of lower occupancy and employee related costs as a result of the Company's restructuring of operations during 1998.

Depreciation and Amortization. Depreciation and amortization were $8.2 million or 17% of revenue for the nine months ended September 30, 1999, as compared to $8.8 million or 19% of revenue for the nine months ended September 30, 1998. This decrease was a result of the effect of the write-off of certain intangible assets and equipment in 1998.

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

Interest Income and Expense. Net interest income was $111,000 for the nine months ended September 30, 1999 compared with net interest income of $88,000 for the nine months ended September 30, 1998. The increase in interest income was the result of a higher invested balance in 1999.

Income Taxes. During the nine months ended September 30, 1998, the Company recorded a valuation allowance of $6.4 million to reduce the carrying value of its deferred tax asset to an amount management believed was realizable through future taxable income. Exclusive of this valuation allowance, the Company's effective tax rate was 36.3% for the nine months ended September 30, 1998, compared with 46.5% for the nine months ended September 30, 1999. The higher rate in 1999 is due primarily to the effect of the write-off of the intangible assets associated with the impairment loss in 1998 and the effects of interperiod tax allocations on the Company's 1999 tax provision.

Discontinued Operations. The Company decided to discontinue operations of its Implementation Unit during the quarter ended December 31, 1998 and as of March 31, 1999, the Company sold the Unit. Revenues for the Implementation Unit were $1.0 million and $7.7 million for the three months ended March 31, 1999 and the nine months ended September 30, 1998, respectively. During the three months ended March 31, 1999, the Implementation Unit had net income of $271,000 which included a $607,000 gain on the sale and a $336,000 loss from operations. During the nine months ended September 30, 1998, the Unit had a net loss of $18.5 million including pre-tax impairment losses on intangible assets and related restructuring charges of $25.7 million.

Liquidity and Capital Resources

The Company has entered into an Amended and Restated Agreement and Plan of Reorganization with VS&A Communications Partners III, L.P., VS&A-HCIA, L.L.C. and VS&A-HCIA, Inc., dated October 11, 1999. Under the terms of the agreement, each share of HCIA Common Stock will be converted to the right to receive $11.00 cash. The transaction is subject to the approval of HCIA's shareholders and a vote on the transaction is scheduled for November 17, 1999. If approved by the HCIA shareholders, the transaction is expected to close on or about November 23, 1999.

The Company maintains a $25 million revolving line of credit (subject to certain borrowing limitations) with First Union National Bank ("First Union") for general corporate purposes including working capital requirements and acquisitions. Borrowings under this line are collateralized by substantially all of the Company's assets and bear interest at varying rates based on an index tied to First Union's prime rate or LIBOR. The Company is required to pay a commitment fee on the average daily unused portion of the facility at a rate from 0.25% to 0.375% per annum, depending on the Company's debt/cash flow ratio. The credit facility also contains financial covenants applicable to the Company, including debt/cash flow ratios and ratios of debt to capital. As of September 30, 1999, the Company was in compliance with all such financial covenants and had a maximum borrowing capacity of approximately $12.2 million, and there were no borrowings outstanding under the facility. The credit facility expires on July 31, 2001.

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

The Company has completed the evaluation of its own data processing systems and software products, and has substantially completed remediation of these systems and products. The Company has completed its evaluation of third-party software products used by the Company. The Company believes that as of September 30, 1999, it has completed approximately 98% of its total expected efforts and has certified as Year 2000 compliant approximately 90% of its data processing systems, software products and third-party software. It is the Company's goal, and the Company's Year 2000 work plans have been scheduled, to finish Year 2000 remediation and certification of all of its data processing, software products and third-party software by no later than November 30, 1999.

The Company has not undertaken a substantial effort to verify the Year 2000 compliance on non-information technology systems.

Through September 30, 1999, the Company has expended approximately $750,000 on Year 2000 remediation efforts, primarily as the result of allocation of personnel to evaluation, remediation and certification efforts, that it would not have otherwise expended but for the Year 2000 remediation process. The Company believes that it will expend an additional $15,000 on such Year 2000 remediation efforts through 1999. The Company has not, to any material extent, scheduled the acceleration of the replacement of any systems or products as a result of the Year 2000 effort, but has instead been able to schedule such replacement or remediation as part of the planned updates and revisions to its systems and products. The Company intends to have completed the development of all systems which will replace existing non compliant systems by November 30, 1999.

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


Item 3. Quantitative and Qualitative Disclosure About Market Risk

Not applicable

 PART II  Other Information


Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K

         The Company filed a Form 8-K on August 12, 1999, in connection with its entering into an Agreement and Plan of Reorganization dated August 11, 1999 with VS&A Communications Partners III, L.P., VS&A - HCIA, L.L.C. and VS&A-HCIA, Inc.

          The Company also filed a Form 8-K on October 12, 1999 in connection with its announcement that it had entered into an Amended and Restated Agreement and Plan of Reorganization with Communication Partners III, L.P., VS&A-HCIA, L.L.C. and VS&A-HCIA, Inc. and had scheduled a special meeting of stockholders for Wednesday, November 17, 1999 to approve the proposed merger.

                                   SIGNATURES





         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                               HCIA Inc.
                                               ---------
                                               (Registrant)


Date:    November 15, 1999

                                          By:   ________________________________
                                                Barry C. Offutt
                                                Senior Vice President and
                                                Chief Financial Officer
                                                (principal financial officer)